Form 10-Q
period 1997-06-30
ARCH COMMUNICATIONS GROUP INC /DE/
filed 1997-08-13
CIK 915390

[GRAPHIC OMITTED]

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                [GRAPHIC OMITTED]

                                    FORM 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


                     Commission File Numbers 0-23232/1-14248

                         ARCH COMMUNICATIONS GROUP, INC.
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                 31-1358569
       (State of incorporation)            (I.R.S. Employer Identification No.)

       1800 WEST PARK DRIVE, SUITE 250
         WESTBOROUGH, MASSACHUSETTS                       01581
   (address of principal executive offices)             (Zip Code)

                                 (508) 870-6700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,776,600 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 8, 1997.

[GRAPHIC OMITTED]

                         ARCH COMMUNICATIONS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I     FINANCIAL INFORMATION                                          PAGE

Item 1     Financial Statements:

           Consolidated Condensed Balance Sheets as of  June 30, 1997
           and December 31, 1996                                             3

           Consolidated Condensed Statements of Operations for the
           Three and Six Months Ended June 30, 1997 and 1996                 4

           Consolidated Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996                           5

           Notes to Consolidated Condensed Financial Statements              6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

PART II    OTHER INFORMATION                                                12

Item 1     Legal Proceedings
Item 2     Changes in Securities
Item 3     Defaults upon Senior Securities
Item 4     Submission of Matters to a Vote of Security Holders
Item 5     Other Information
Item 6     Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)




                                                    JUNE 30, 1997   DECEMBER 31, 1996
                                                    -------------   -----------------
                                                      (unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents                      $       5,200    $       3,497
      Accounts receivable, net                              28,951           25,344
      Inventories                                           13,913           10,239
      Prepaid expenses and other                             3,714            4,531
                                                     -------------    -------------
         Total current assets                               51,778           43,611
                                                     -------------    -------------
Property and equipment, at cost                            382,781          358,092
Less accumulated depreciation and amortization            (129,119)         (96,4488)
                                                     -------------    -------------
Property and equipment, net                                253,662          261,644
                                                     -------------    -------------
Intangible and other assets, net                           783,948          841,501
                                                     -------------    -------------
                                                     $   1,089,388    $   1,146,756
                                                     =============    =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt           $      12,080    $          46
      Accounts payable                                      26,400           17,395
      Accrued interest                                      11,004           10,264
      Accrued expenses and other liabilities                28,019           28,166
                                                     -------------    -------------
         Total current liabilities                          77,503           55,871
                                                     -------------    -------------
Long-term debt, less current maturities                    948,281          918,150
                                                     -------------    -------------
Deferred income taxes                                       10,572           21,172
                                                     -------------    -------------
Redeemable preferred stock                                    --              3,712
                                                     -------------    -------------
Stockholders' equity:
      Common stock-$.01 par                                    208              207
      Additional paid-in capital                           350,829          350,444
      Accumulated deficit                                 (298,005)        (202,800)
                                                     -------------    -------------
         Total stockholders' equity                         53,032          147,851
                                                     -------------    -------------
                                                     $   1,089,388    $   1,146,756
                                                     =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)


                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                 1997            1996             1997            1996
Service, rental, and maintenance
  revenues                                   $     87,561    $     69,700    $    171,978    $    128,033
Product sales                                      11,168           9,283          22,290          18,121
                                             ------------    ------------    ------------    ------------
     Total revenues                                98,729          78,983         194,268         146,154
Cost of products sold                              (7,165)         (7,021)        (14,291)        (13,566)
                                             ------------    ------------    ------------    ------------
                                                   91,564          71,962         179,977         132,588
                                             ------------    ------------    ------------    ------------
Operating expenses:
   Service, rental, and maintenance                19,429          14,972          38,111          27,343
   Selling                                         13,431          11,792          26,632          21,904
   General and administrative                      26,202          20,174          51,345          36,983
   Depreciation and amortization                   62,148          43,845         120,167          78,128
                                             ------------    ------------    ------------    ------------
     Total operating expenses                     121,210          90,783         236,255         164,358
                                             ------------    ------------    ------------    ------------
Operating income (loss)                           (29,646)        (18,821)        (56,278)        (31,770)
Interest expense, net                             (24,120)        (17,353)        (47,715)        (31,541)
Equity in earnings (loss) of affiliate               (924)           (384)         (1,812)           (384)
                                             ------------    ------------    ------------    ------------
Income (loss) before income tax benefit
   and extraordinary charge                       (54,690)        (36,558)       (105,805)        (63,695)
Benefit from income taxes                           5,300          10,880          10,600          18,640
                                             ------------    ------------    ------------    ------------
Income (loss) before extraordinary
   charge                                         (49,390)        (25,678)        (95,205)        (45,055)
Extraordinary charge from early
extinguishment of debt                               --            (1,904)           --            (1,904)
                                             ------------    ------------    ------------    ------------
Net income (loss)                                 (49,390)        (27,582)        (95,205)        (46,959)
Accretion of redeemable preferred stock              --               (84)            (32)           (168)
                                             ------------    ------------    ------------    ------------
Net loss to common stockholders              $    (49,390)   $    (27,666)   $    (95,237)   $    (47,127)
                                             ============    ============    ============    ============

Net income (loss) per common share
   before extraordinary charge               $      (2.38)   $      (1.26)   $      (4.60)   $      (2.24)
Extraordinary charge per common share                --             (0.09)           --             (0.09)
                                              ------------    ------------    ------------    ------------
Net income (loss) per common share           $      (2.38)   $      (1.35)   $      (4.60)   $      (2.33)
                                             ============    ============    ============    ============
Weighted average number of  common  shares
outstanding                                    20,713,578      20,564,770      20,713,578      20,237,317
                                             ============    ============    ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                           SIX MONTHS ENDED JUNE 30,
                                                               1997         1996

Net cash provided by operating activities                   $  35,497    $  14,832
                                                            ---------    ---------

Cash flows from investing activities:
   Additions to property and equipment, net                   (48,720)     (72,959)
   Additions to intangible and other assets                    (7,724)     (18,678)
   Acquisitions of paging companies, net of cash acquired        --       (326,240)
                                                            ---------    ---------
Net cash used for investing activities                        (56,444)    (417,877)
                                                            ---------    ---------

Cash flows from financing activities:
   Issuance of long-term debt                                  82,000      635,500
   Repayment of long-term debt                                (56,024)    (225,105)
   Repayment of redeemable preferred stock                     (3,744)        --
   Net proceeds from sale of common stock                         418          556
                                                            ---------    ---------
Net cash provided by financing activities                      22,650      410,951
                                                            ---------    ---------

Net increase in cash and cash equivalents                       1,703        7,906
Cash and cash equivalents, beginning of period                  3,497        3,643
                                                            ---------    ---------
Cash and cash equivalents, end of period                    $   5,200    $  11,549
                                                            =========    =========

Supplemental disclosure:
   Interest paid                                            $  30,119    $  22,382
   Accretion of discount on senior notes                    $  16,189    $   8,918
   Accretion of redeemable preferred stock                  $      32    $     168
   Issuance of common stock for convertible debentures      $    --      $  14,121

The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Communications Group, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1996, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1996 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1996. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                          June 30,  December 31,
                                                            1997         1996
                                                        (unaudited)

Goodwill                                                  $332,163      $351,969
Purchased FCC licenses                                     312,622       330,483
Purchased subscriber lists                                 102,583       120,981
Deferred financing costs                                    11,590        12,449
Investment in CONXUS Communications, Inc.                    6,500         6,500
Investment in Benbow PCS Ventures, Inc.                      4,395         3,642
Non-competition agreements                                   3,312         3,594
Other                                                       10,783        11,883
                                                          --------      --------
                                                          $783,948      $841,501
                                                          ========      ========

     (c) Acquisitions - On May 21, 1996, Arch completed its acquisition of all the outstanding capital stock of Westlink Holdings, Inc. ("Westlink") for $325.4 million in cash, including direct transaction costs. The purchase price was allocated based on the fair values of assets acquired and liabilities assumed (including deferred income taxes arising in purchase accounting), which amounted to $383.6 million and $58.2 million, respectively. Goodwill resulting from the acquisition is being amortized over a ten-year period using the straight-line method. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements from the date of the acquisition.

     The following unaudited pro forma summary presents the consolidated results of operations as if the Westlink acquisition had occurred on January 1, 1996, after giving effect to certain adjustments, including primarily depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results for the six months ended June 30, 1996 do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996, or of results that may occur in the future.

                                                  Six Months Ended
                                                    June 30, 1996
                                       (in thousands, except per share amount)

          Revenues                                  $ 173,684
          Net income (loss)                           (62,645)
          Net income (loss) per common share            (3.09)

     (d) Reclassifications - Certain amounts of prior periods were reclassified to conform with the 1997 presentation.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

SHIFT IN OPERATING FOCUS

     On April 30, 1997, the Company announced it was shifting its operating focus to put a higher priority on leverage reduction rather than subscriber unit growth. Arch's deleveraging efforts will focus on but not be limited to slowing capital expenditures, across-the-board operating efficiencies and the possible sale of non-strategic assets. The following discussion does not reflect the future impact of this shift in operating focus.

RESULTS OF OPERATIONS

     Total revenues increased to $98.7 million (a 25.0% increase) and $194.3 million (a 32.9% increase) in the three and six months ended June 30, 1997, respectively, from $79.0 million and $146.2 million in the three and six months ended June 30, 1996, respectively. Net revenues (total revenues less cost of products sold) increased to $91.6 million (a 27.2% increase) and $180.0 million (a 35.7% increase) in the three and six months ended June 30, 1997, respectively, from $72.0 million and $132.6 million in the three and six months ended June 30, 1996, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $87.6 million (a 25.6% increase) and $172.0 million (a 34.3% increase) in the three and six months ended June 30, 1997, respectively, from $69.7 million and $128.0 million in the three and six months ended June 30, 1996, respectively. These increases in revenues were due primarily to the increase in the number of pagers in service from 2,861,000 at June 30, 1996 to 3,666,000 at June 30, 1997. All of the 805,000 pagers were added through internal growth. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and six months ended June 30, 1997 and 1996. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $4.0 million (a 77.0% increase) and $8.0 million (a 75.6% increase) in the three and six months ended June 30, 1997, respectively, from $2.3 million and $4.6 million in the three and six months ended June 30, 1996, respectively, as a result of a greater number of pager unit sales.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $19.4 million (21.2% of net revenues) and $38.1 million (21.2% of net revenues) in the three and six months ended June 30, 1997, respectively, from $15.0 million (20.8% of net revenues) and $27.3 million (20.6% of net revenues) in the three and six months ended June 30, 1996, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber were $22 in both the three and six months ended June 30, 1997, respectively, as compared to $24 and $22 in the corresponding 1996 periods.


     Selling expenses increased to $13.4 million (14.7% of net revenues) and $26.6 million (14.8% of net revenues) in the three and six months ended June 30, 1997, respectively, from $11.8 million (16.4% of net revenues) and $21.9 million (16.5% of net revenues) in the three and six months ended June 30, 1996, respectively. Although selling costs as a percentage of net revenues have decreased in the 1997 periods as compared to the 1996 periods, Arch's selling cost per net new pager in service increased to $89 and $72 in the three and six months ended June 30, 1997, respectively, from $59 and $57 in the three and six months ended June 30, 1996, respectively. The increase in selling costs per net new subscriber in service for both the three and six month periods ended June 30, 1997 is directly related to fixed selling costs being spread over fewer net new pagers put into service and marketing costs incurred in 1997 to promote the Company's new Arch Paging brand identity.

     General and administrative expenses increased to $26.2 million (28.6% of net revenues) and $51.3 million (28.5% of net revenues) in the three and six months ended June 30, 1997, respectively, from $20.2 million (28.0% of net revenues) and $37.0 million (27.9% of net revenues) in the three and six months ended June 30, 1996, respectively. The increases in absolute dollars were due primarily to increased expenses associated with supporting more pagers in service.

     Depreciation and amortization expenses increased to $62.1 million and $120.2 million in the three and six months ended June 30, 1997, respectively, from $43.8 million and $78.1 million in the three and six months ended June 30, 1996, respectively. These expenses principally reflect Arch's acquisitions of paging businesses, accounted for as purchases, as well as continued investment in pagers and other system expansion equipment to support continued growth.

     Operating loss increased to $29.6 million and $56.3 million in the three and six months ended June 30, 1997, respectively, from $18.8 million and $31.8 million in the three and six months ended June 30, 1996, respectively, as a result of the factors outlined above.

     Net interest expense increased to $24.1 million and $47.7 million in the three and six months ended June 30, 1997, respectively, from $17.4 million and $31.5 million in the three and six months ended June 30, 1996, respectively. The increases were principally attributable to an increase in Arch's outstanding debt. Interest expense in the six months ended June 30, 1997 and 1996 include approximately $16.2 million and $8.9 million, respectively, of non-cash interest accretion on the 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") under which semi-annual interest payments commence on September 15, 2001.

     The Company recognized income tax benefits of $5.3 million and $10.6 million in the three and six months ended June 30, 1997, respectively, as compared to $10.9 million and $18.6 million recognized in the three and six months ended June 30, 1996, respectively. These benefits represent the tax benefit of operating losses subsequent to the acquisitions of USA Mobile Communications Holdings. Inc. ("USA Mobile") and Westlink which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile in September 1995 and Westlink in May 1996. The Company expects to recognize the remaining $10.6 million balance by December 31, 1997.

     In May 1996, Arch recognized an extraordinary charge of $1.9 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

     Net loss increased to $49.4 million and $95.2 million in the three and six months ended June 30, 1997, respectively, from $27.6 million and $47.0 million in the three and six months ended June 30, 1996, respectively, as a result of the factors outlined above.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 29.9% to $32.5 million (35.5% of net revenues) and 37.8% to $63.9 million (35.5% of net revenues) in the three and six months ended June 30, 1997, respectively, from $25.0 million (34.8% of net revenues) and $46.4 million (35.0% of net revenues) in the three and six months ended June 30, 1996, respectively, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense. One of Arch's principal financial objectives is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including the purchase of pagers and paging system equipment, construction and expansion of paging systems and possible acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to finance acquisitions and to service debt.

CAPITAL EXPENDITURES AND COMMITMENTS

     Excluding acquisitions of paging businesses, Arch's capital expenditures decreased from $91.6 million (inclusive of $15.3 million of deferred financing costs incurred in connection with the Senior Discount Notes and the Arch
Enterprises Credit Facility) in the six months ended June 30, 1996 to $56.4 million in the six months ended June 30, 1997. To date, Arch has funded its capital expenditures with net cash provided by operating activities, the issuance of equity securities and the incurrence of debt. Arch believes that it will have sufficient cash available from operations and credit facilities to fund its capital expenditures for the remainder of the year.

SOURCES OF FUNDS

     Arch's net cash provided by operating activities was $35.5 million and $14.8 million in the six months ended June 30, 1997 and 1996 respectively.

     Arch believes that its capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on the Company's needs and market conditions, possible sales of equity or debt securities.


FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause the Company's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by the Company's management from time to time.

  INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

     The Company is highly leveraged. At June 30, 1997, the Company had outstanding $960.4 million of total debt. The ability of the Company to make payments of principal and interest on its indebtedness will be dependent upon the Company's subsidiaries achieving and sustaining levels of performance in the future that will permit such subsidiaries to pay sufficient dividends, distributions or fees to the Company. Many factors, some of which will be beyond the Company's control, such as prevailing economic conditions, will affect the performance of the Company and its subsidiaries. In addition, covenants imposed by the current and future credit facilities and other indebtedness of the
Company and its subsidiaries will restrict the ability of the Company and its subsidiaries to incur additional indebtedness and prohibit certain activities and may limit other aspects of the Company's operations. There can be no assurance that the Company or its subsidiaries will be able to generate sufficient cash flow to cover required interest and principal payments on their current and future indebtedness. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of the Company's subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

   FUTURE CAPITAL NEEDS

     The Company's business strategy requires the availability of substantial funds to finance the continued development and future growth and expansion of its operations, including possible acquisitions. The amount of capital required by the Company will depend upon a number of factors, including subscriber growth, technological developments, marketing and sales expenses, competitive conditions, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to the Company on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the Company.

  HISTORY OF LOSSES

     The Company has not reported any net income since its inception. The Company reported net losses of $95.2 million and $47.0 million in the six months ended June 30, 1997 and 1996, respectively. These net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a substantial negative impact on the Company. The Company expects to continue to report net losses for the foreseeable future.

  GROWTH AND ACQUISITION STRATEGY

     The Company has pursued and intends to continue to pursue acquisitions of paging businesses as well as the continued internal growth of the Company's paging business. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of the Company's management and the financial and other resources of the Company. No assurance can be given that suitable additional acquisitions can be identified, financed and completed on acceptable terms, or that the Company's future acquisitions will be successful. Implementation of the Company's growth strategies will be subject to numerous other contingencies beyond the control of the Company, including general and regional economic conditions, interest rates, competition, changes in regulation or technology and the ability to attract and retain skilled employees. Accordingly, no assurance can be given that the Company's growth strategies will prove effective or that the goals of the Company will be achieved.

  DEPENDENCE ON KEY PERSONNEL

     The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The Company does not have employment agreements with any of its current executive officers, although all current executive officers have entered into non-competition agreements with the Company. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon the Company's operations.

  COMPETITION AND TECHNOLOGICAL CHANGE

     The Company faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. The Company believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that the Company generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since the Company commenced operations in September 1986, due in part to competitive conditions, and the Company may face significant price-based competition in the future which could adversely affect the Company. Some of the Company's competitors possess greater financial, technical and other resources than the Company. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on the Company's markets, the Company's results of operations could be adversely affected. A variety of wireless two-way communication technologies currently are in use or under development. Although such technologies generally are higher priced than paging services or not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by the Company or could require the Company to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. For example, the FCC has created potential sources of competition by opening up new spectrum for such services as the General Wireless Communications Service ("GWCS") and the Wireless Communications Service ("WCS") as well as speeding up licensing of other services through auctions, including the Local Multipoint Distribution Service ("LMDS"), 220-222 MHz and broadband PCS services. Entities offering service on wireless two-way communications technology, including cellular telephones and specialized mobile radio services, also compete with the paging services that the Company provides. There can be no assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

  SUBSCRIBER TURNOVER

     The results of operations of wireless messaging service providers, such as the Company, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, disconnections directly and adversely affect operating cash flow. An increase in its subscriber cancellation rate may adversely affect the Company's results of operations.

  DEPENDENCE ON SUPPLIERS

     The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. The Company has never had a purchase agreement with Glenayre or NEC. The Company's purchase agreement with Motorola expires in December 1997, with a provision for automatic renewal for a one-year term. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

  GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

     The paging operations of the Company are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on the Company's business. Changes in regulation of the Company's paging business or the allocation of radio spectrum for services that compete with the Company's business could adversely affect the Company's results of operations. Indeed, the FCC has created potential sources of competition by opening up new spectrum for such services as the GWCS and the WCS as well as, speeding up licensing of other services through auctions, including the LMDS, 220-222 MHz and broadband PCS services. Further, the FCC has recently adopted rules implementing a market area licensing scheme. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on Arch's business, but other provisions may place additional burdens upon Arch or subject Arch to increased competition. The Communications Act of 1934, as amended, limits foreign ownership of entities that hold certain licenses from the FCC. Because the Company, through its subsidiaries, holds FCC licenses, in general, no more than 25% of the Company's stock can be owned or voted by aliens or their representatives, a foreign government or its representative or a foreign corporation, the Company's Restated Certificate of Incorporation permits the redemption of shares of the Company's capital stock from foreign stockholders where necessary to protect the Company's regulatory licenses, but such redemption would be subject to the availability of capital to the Company and any restrictions contained in the debt instruments of the Company and under Delaware law. The failure to redeem such shares promptly could jeopardize the Company's FCC licenses.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company is involved in various lawsuits and claims arising in the normal course of business. The Company believes that none of such matters will have a material adverse effect on the Company's business or financial condition.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Company's Annual Meeting of Stockholders held on May 20, 1997 the following proposals were adopted by the vote specified below:

                                                                                                   BROKER
          PROPOSAL                                           FOR         AGAINST     ABSTAIN      NONVOTES

              To elect  two directors  of the Company
          1.  John B. Saynor                              18,168,161            -     566,297           -
          2.  John A. Shane                               18,167,107            -     567,351           -

          3.  To approve the Company's 1997 Stock
              Option Plan                                  8,910,425     6,366,866     31,145    3,426,022

          4.  To ratify the selection by the Board of
              Directors of Arthur Andersen LLP as
              independent public accountants for the
              Company for the fiscal year ending
              December 31, 1997                           18,381,573       334,228     18,657           -

ITEM 5.   OTHER INFORMATION

           None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

          (b)  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ARCH COMMUNICATIONS GROUP, INC.


Dated: August 11, 1997               By: /S/ BRIAN  D. BOYCE
                                         ---------------------
                                         Brian D. Boyce
                                         Vice President, Finance and Controller

                                INDEX TO EXHIBITS


  EXHIBIT            DESCRIPTION
  27.1*        -     Financial Data Schedule.

*    Filed herewith
                                       14