Form 10-Q
period 1997-09-30
ARCH COMMUNICATIONS GROUP INC /DE/
filed 1997-10-31
CIK 915390

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1997
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,777,427 shares of the Company's Common Stock ($.01 par value) were outstanding as of October 30, 1997.

                         ARCH COMMUNICATIONS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of September 30, 1997
         and December 31, 1996                                               3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Months Ended September 30, 1997 and 1996             4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 1997 and 1996                       5

         Notes to Consolidated Condensed Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

PART II. OTHER INFORMATION                                                  13

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)




                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1997           1996
                                                  (unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents                    $     5,021    $     3,497
    Accounts receivable, net                          28,240         25,344
    Inventories                                       13,916         10,239
    Prepaid expenses and other                         3,852          4,531
                                                 -----------    -----------
      Total current assets                            51,029         43,611
                                                 -----------    -----------
Property and equipment, at cost                      387,841        358,092
Less accumulated depreciation and amortization      (148,352)       (96,448)
                                                 -----------    -----------
Property and equipment, net                          239,489        261,644
                                                 -----------    -----------
Intangible and other assets, net                     755,583        841,501
                                                 -----------    -----------
                                                 $ 1,046,101    $ 1,146,756
                                                 ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt         $    18,402    $        46
    Accounts payable                                  18,291         17,395
    Accrued interest                                  11,831         10,264
    Accrued expenses and other liabilities            27,542         28,166
                                                 -----------    -----------
      Total current liabilities                       76,066         55,871
                                                 -----------    -----------
Long-term debt, less current maturities              959,370        918,150
                                                 -----------    -----------
Deferred income taxes                                  5,272         21,172
                                                 -----------    -----------
Redeemable preferred stock                              --            3,712
                                                 -----------    -----------
Stockholders' equity:
    Common stock-$.01 par                                208            207
    Additional paid-in capital                       350,835        350,444
    Accumulated deficit                             (345,650)      (202,800)
                                                 -----------    -----------
      Total stockholders' equity                       5,393        147,851
                                                 -----------    -----------
                                                 $ 1,046,101    $ 1,146,756
                                                 ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)


                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                               1997            1996               1997            1996
                                               ----            ----               ----            ----
Service, rental, and maintenance
  revenues                                $     89,592    $     81,628       $    261,570    $    209,661
Product sales                                   11,739           9,258             34,029          27,379
                                          ------------    ------------       ------------    ------------
   Total revenues                              101,331          90,886            295,599         237,040
Cost of products sold                           (7,753)         (6,167)           (22,044)        (19,733)
                                          ------------    ------------       ------------    ------------
                                                93,578          84,719            273,555         217,307
                                          ------------    ------------       ------------    ------------
Operating expenses:
  Service, rental, and maintenance              21,116          18,137             59,227          45,480
  Selling                                       12,387          13,190             39,019          35,094
  General and administrative                    27,533          24,231             78,878          61,214
  Depreciation and amortization                 59,750          52,808            179,917         130,936
                                          ------------    ------------       ------------    ------------
   Total operating expenses                    120,786         108,366            357,041         272,724
                                          ------------    ------------       ------------    ------------
Operating income (loss)                        (27,208)        (23,647)           (83,486)        (55,417)
Interest expense, net                          (24,721)        (21,814)           (72,436)        (53,355)
Equity in earnings (loss) of affiliate          (1,016)           (808)            (2,828)         (1,192)
                                          ------------    ------------       ------------    ------------
Income (loss) before income tax benefit
  and extraordinary charge                     (52,945)        (46,269)          (158,750)       (109,964)
Benefit from income taxes                        5,300          14,091             15,900          32,731
                                          ------------    ------------       ------------    ------------
Income (loss) before extraordinary
  charge                                       (47,645)        (32,178)          (142,850)        (77,233)
Extraordinary charge from early
  extinguishment of debt                          --              --                 --            (1,904)
                                          ------------    ------------       ------------    ------------
Net income (loss)                              (47,645)        (32,178)          (142,850)        (79,137)
Accretion of redeemable preferred stock           --               (84)               (32)           (252)
                                          ------------    ------------       ------------    ------------
Net loss to common stockholders           $    (47,645)   $    (32,262)      $   (142,882)   $    (79,389)
                                          ============    ============       ============    ============

Net income (loss) per common share
  before extraordinary charge             $      (2.29)   $      (1.56)      $      (6.89)   $      (3.81)
Extraordinary charge per common share             --              --                 --             (0.09)
                                          ------------    ------------       ------------    ------------
Net income (loss) per common share        $      (2.29)   $      (1.56)      $      (6.89)   $      (3.90)
                                          ============    ============       ============    ============
Weighted average number of common
  shares outstanding                        20,777,427      20,643,979         20,735,730      20,373,860
                                          ============    ============       ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1997         1996
                                                            ----         ----

Net cash provided by operating activities                 $ 44,551    $  31,212
                                                          --------    ---------

Cash flows from investing activities:
  Additions to property and equipment, net                 (63,694)    (109,518)
  Additions to intangible and other assets                 (10,978)     (21,239)
  Acquisitions of paging companies, net of cash acquired      --       (326,453)
                                                          --------    ---------

Net cash used for investing activities                     (74,672)    (457,210)
                                                          --------    ---------

Cash flows from financing activities:
  Issuance of long-term debt                                91,000      650,500
  Repayment of long-term debt                              (56,035)    (225,152)
  Repayment of redeemable preferred stock                   (3,744)        --
  Net proceeds from sale of common stock                       424        1,391
                                                          --------    ---------
Net cash provided by financing activities                   31,645      426,739
                                                          --------    ---------

Net increase in cash and cash equivalents                    1,524          741
Cash and cash equivalents, beginning of period               3,497        3,643
                                                          --------    ---------
Cash and cash equivalents, end of period                  $  5,021    $   4,384
                                                          ========    =========

Supplemental disclosure:
  Interest paid                                           $ 45,366    $  36,120
  Accretion of discount on senior notes                   $ 24,611    $  16,493
  Accretion of redeemable preferred stock                 $     32    $     252
  Issuance of common stock for convertible                $   --      $  14,121
  debentures


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

      (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                              September 30,   December 31,
                                                  1997            1996
                                               (unaudited)
                                              -------------   ------------
     Goodwill                                    $322,057       $351,969
     Purchased FCC licenses                       303,271        330,483
     Purchased subscriber lists                    94,913        120,981
     Deferred financing costs                       9,963         12,449
     Investment in CONXUS Communications, Inc.      6,500          6,500
     Investment in Benbow PCS Ventures, Inc.        5,286          3,642
     Non-competition agreements                     3,047          3,594
     Other                                         10,546         11,883
                                                 --------       --------
                                                 $755,583       $841,501
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

      The following unaudited pro forma summary presents the consolidated results of operations as if the Westlink acquisition had occurred on January 1, 1996, after giving effect to certain adjustments, including primarily depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results for the nine months ended September 30, 1996 do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996, or of results that may occur in the future.
                                                     Nine Months Ended
                                                    September 30, 1996
                                         (in thousands, except per share amount)

        Revenues                                         $ 264,570
        Net income (loss)                                  (94,823)
        Net income (loss) per common share                   (4.67)


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

SHIFT IN OPERATING FOCUS

      On April 30, 1997, the Company announced it was shifting its operating focus to put a higher priority on leverage reduction rather than subscriber unit growth. Arch's deleveraging efforts are focused on but not limited to slowing capital expenditures, across-the-board operating efficiencies and the possible sale of non-strategic assets.

RESULTS OF OPERATIONS

      Total revenues increased to $101.3 million (a 11.5% increase) and $295.6 million (a 24.7% increase) in the three and nine months ended September 30, 1997, respectively, from $90.9 million and $237.0 million in the three and nine months ended September 30, 1996, respectively. Net revenues (total revenues less cost of products sold) increased to $93.6 million (a 10.5% increase) and $273.6 million (a 25.9% increase) in the three and nine months ended September 30, 1997, respectively, from $84.7 million and $217.3 million in the three and nine months ended September 30, 1996, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $89.6 million (a 9.8% increase) and $261.6 million (a 24.8% increase) in the three and nine months ended September 30, 1997, respectively, from $81.6 million and $209.7 million in the three and nine months ended September 30, 1996, respectively. These increases in revenues were due primarily to the increase in the number of pagers in service from 3,077,000 at September 30, 1996 to 3,781,000 at September 30, 1997. All of the 704,000 pagers were added through internal growth. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 1997 and 1996. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $4.0 million (a 29.0% increase) and $12.0 million (a 56.7% increase) in the three and nine months ended September 30, 1997, respectively, from $3.1 million and $7.6 million in the three and nine months ended September 30, 1996, respectively, as a result of a greater number of pager unit sales.

      Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $21.1 million (22.6% of net revenues) and $59.2 million (21.7% of net revenues) in the three and nine months ended September 30, 1997, respectively, from $18.1 million (21.4% of net revenues) and $45.5 million (20.9% of net revenues) in the three and nine months ended September 30, 1996, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber were $23 and $22 in the three and nine months ended September 30, 1997, respectively, as compared to $24 in the corresponding 1996 periods.

      Selling expenses decreased to $12.4 million (13.2% of net revenues) in the three months ended September 30, 1997 from $13.2 million (15.6% of net revenues) in the corresponding 1996 period. Selling expenses increased to $39.0 million (14.3% of net revenues) in the nine months ended September 30, 1997 from $35.1 million (16.1% of net revenues) in the nine months ended September 30, 1996. Although selling costs as a percentage of net revenues have decreased in the 1997 periods as compared to the 1996 periods, Arch's selling cost per net new pager in service increased to $108 and $80 in the three and nine months ended September 30, 1997, respectively, from $61 and $59 in the three and nine months ended September 30, 1996, respectively. The increase in selling costs per net new subscriber in service for both the three and nine month periods ended September 30, 1997 is directly related to fixed selling costs being spread over fewer net new pagers put into service and marketing costs incurred in 1997 to promote the Company's new Arch Paging brand identity.

      General and administrative expenses increased to $27.5 million (29.4% of net revenues) and $78.9 million (28.8% of net revenues) in the three and nine months ended September 30, 1997, respectively, from $24.2 million (28.6% of net revenues) and $61.2 million (28.2% of net revenues) in the three and nine months ended September 30, 1996, respectively. The increases in absolute dollars were due primarily to increased expenses associated with supporting more pagers in service.

      Depreciation and amortization expenses increased to $59.8 million and $179.9 million in the three and nine months ended September 30, 1997, respectively, from $52.8 million and $130.9 million in the three and nine months ended September 30, 1996, respectively. These expenses principally reflect Arch's acquisitions of paging businesses, accounted for as purchases, as well as continued investment in pagers and other system expansion equipment to support continued growth.

      Operating loss increased to $27.2 million and $83.5 million in the three and nine months ended September 30, 1997, respectively, from $23.6 million and $55.4 million in the three and nine months ended September 30, 1996, respectively, as a result of the factors outlined above.

      Net interest expense increased to $24.7 million and $72.4 million in the three and nine months ended September 30, 1997, respectively, from $21.8 million and $53.4 million in the three and nine months ended September 30, 1996, respectively. The increases were principally attributable to an increase in Arch's outstanding debt. Interest expense in the nine months ended September 30, 1997 and 1996 includes approximately $24.6 million and $16.5 million, respectively, of non-cash interest accretion on the 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") under which semi-annual interest payments commence on September 15, 2001.

      The Company recognized income tax benefits of $5.3 million and $15.9 million in the three and nine months ended September 30, 1997, respectively, as compared to $14.1 million and $32.7 million recognized in the three and nine months ended September 30, 1996, respectively. These benefits represent the tax benefit of operating losses subsequent to the acquisitions of USA Mobile Communications Holdings. Inc. ("USA Mobile") and Westlink which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile in September 1995 and Westlink in May 1996. The Company expects to recognize the remaining $5.3 million balance by December 31, 1997.

      In May 1996, Arch recognized an extraordinary charge of $1.9 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

      Net loss increased to $47.6 million and $142.9 million in the three and nine months ended September 30, 1997, respectively, from $32.2 million and $79.1 million in the three and nine months ended September 30, 1996, respectively, as a result of the factors outlined above.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 11.6% to $32.5 million (34.8% of net revenues) and 27.7% to $96.4 million (35.3% of net revenues) in the three and nine months ended September 30, 1997, respectively, from $29.1 million (34.4% of net revenues) and $75.5 million (34.8% of net revenues) in the three and nine months ended September 30, 1996, respectively, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense. One of Arch's principal financial objectives is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including the purchase of pagers and paging system equipment, construction and expansion of paging systems and possible acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to service debt and to finance acquisitions.

CAPITAL EXPENDITURES AND COMMITMENTS

      Excluding acquisitions of paging businesses, Arch's capital expenditures decreased from $130.7 million (inclusive of $15.3 million of deferred financing costs incurred in connection with the Senior Discount Notes and the Arch Enterprises Credit Facility) in the nine months ended September 30, 1996 to $74.7 million in the nine months ended September 30, 1997. To date, Arch has funded its capital expenditures with net cash provided by operating activities, the issuance of equity securities and the incurrence of debt. Arch's free cash flow from operations (EBITDA less capital expenditures, excluding acquisitions of paging businesses) increased to $21.8 in the nine months ended September 30, 1997 from negative $55.2 million in the corresponding 1996 period. Arch believes that it will have sufficient cash available from operations and credit facilities to fund its capital expenditures for the remainder of the year.

      On April 30, 1997 Benbow PCS Ventures, Inc. (Benbow), 49.9% owned by Arch, signed a definitive agreement to purchase 100% of the stock of Page Call Inc., which owns three regional narrowband-PCS licenses, for a total of $17.15 million. The purchase price includes $3.4 million in cash, and the balance in Series A convertible preferred stock of Arch. Terms of the agreement also call for Benbow to assume $25.4 million in debt payments of Page Call owed to the Federal Communications Commission (FCC). The transaction, subject to usual regulatory approvals, is expected to be completed during the fourth quarter of 1997.

SOURCES OF FUNDS

      Arch's net cash provided by operating activities was $44.6 million and $31.2 million in the nine months ended September 30, 1997 and 1996 respectively.

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

  INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

      The Company is highly leveraged. At September 30, 1997, the Company had outstanding $977.8 million of total debt. The ability of the Company to make payments of principal and interest on its indebtedness will be dependent upon the Company's subsidiaries achieving and sustaining levels of performance in the future that will permit such subsidiaries to pay sufficient dividends, distributions or fees to the Company. Many factors, some of which will be beyond the Company's control, such as prevailing economic conditions, will affect the performance of the Company and its subsidiaries. In addition, covenants imposed by the current and future credit facilities and other indebtedness of the
Company and its subsidiaries will restrict the ability of the Company and its subsidiaries to incur additional indebtedness and prohibit certain activities and may limit other aspects of the Company's operations. There can be no assurance that the Company or its subsidiaries will be able to generate sufficient cash flow to cover required interest and principal payments on their current and future indebtedness. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. The Company's high degree of leverage may have important consequences for the Company, including:
(i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of the Company's subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

   FUTURE CAPITAL NEEDS

      The Company's business strategy requires the availability of substantial funds to service debt and finance the continued development and future growth and expansion of its operations, including possible acquisitions. The amount of capital required by the Company will depend upon a number of factors, including subscriber growth, technological developments, marketing and sales expenses, competitive conditions, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to the Company on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the Company.

  HISTORY OF LOSSES

      The Company has not reported any net income since its inception. The Company reported net losses of $142.9 million and $79.1 million in the nine months ended September 30, 1997 and 1996, respectively. These net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and
(ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a substantial negative impact on the Company. The Company expects to continue to report net losses for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

         (b)  None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ARCH COMMUNICATIONS GROUP, INC.


Dated: October 31, 1997             By:   /S/ BRIAN  D. BOYCE
                                          ---------------------
                                          Brian D. Boyce
                                          Vice President, Finance and Controller

                                INDEX TO EXHIBITS


EXHIBIT       DESCRIPTION
  27.1*   -   Financial Data Schedule.

*  Filed herewith