Form 10-Q
period 1998-03-31
ARCH COMMUNICATIONS GROUP INC /DE/
filed 1998-05-15
CIK 915390

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


                    Commission File Numbers 0-23232/ 1-14248


                         ARCH COMMUNICATIONS GROUP, INC.
             (Exact name of Registrant as specified in its Charter)


           DELAWARE                                     31-1358569
   (State of incorporation)                 (I.R.S. Employer Identification No.)

   1800 WEST PARK DRIVE, SUITE 250
      WESTBOROUGH,MASSACHUSETTS                            01581
(address of principal executive offices)                 (Zip Code)

                                 (508) 870-6700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,958,570 shares of the Company's Common Stock ($.01 par value) were outstanding as of May 7, 1998.

                         ARCH COMMUNICATIONS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements:

          Consolidated  Condensed  Balance Sheets as of March 31, 1998
          and December 31, 1997                                               3

          Consolidated  Condensed  Statements  of  Operations  for the
          Three Months Ended March 31, 1998 and 1997                          4

          Consolidated  Condensed  Statements  of Cash  Flows  for the
          Three Months Ended March 31, 1998 and 1997                          5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         14

PART II.  OTHER INFORMATION                                                  14

Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)



                                                    March 31,      December 31,
                                                      1998            1997
                                                      ----            ----
                                                   (unaudited)

                                     ASSETS

  Current assets:
       Cash and cash equivalents                   $     4,540    $     3,328
       Accounts receivable, net                         31,424         30,147
       Inventories                                      18,202         12,633
       Prepaid expenses and other                        3,566          4,917
                                                   -----------    -----------
          Total current assets                          57,732         51,025
                                                   -----------    -----------
  Property and equipment, at cost                      394,798        388,035
  Less accumulated depreciation and amortization      (162,179)      (146,542)
                                                   -----------    -----------
  Property and equipment, net                          232,619        241,493
                                                   -----------    -----------
  Intangible and other assets, net                     703,626        728,202
                                                   -----------    -----------
                                                   $   993,977    $ 1,020,720
                                                   ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
       Current maturities of long-term debt        $    19,316    $    24,513
       Accounts payable                                 18,439         22,486
       Accrued interest                                 11,890         11,249
       Accrued expenses and other liabilities           27,914         26,831
                                                   -----------    -----------
          Total current liabilities                     77,559         85,079
                                                   -----------    -----------
  Long-term debt, less current maturities              995,214        968,896
                                                   -----------    -----------


  Stockholders' equity (deficit):
       Common stock-$.01 par                               210            209
       Additional paid-in capital                      351,507        351,210
       Accumulated deficit                            (430,513)      (384,674)
                                                   -----------    -----------
          Total stockholders' equity (deficit)         (78,796)       (33,255)
                                                   -----------    -----------
                                                   $   993,977    $ 1,020,720
                                                   ===========    ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
        (unaudited and in thousands, except share and per share amounts)


                                                   1998             1997
                                                   ----             ----

   Service, rental, and maintenance revenues   $     91,397    $     84,417
   Product sales                                     10,642          11,122
                                               ------------    ------------
        Total revenues                              102,039          95,539
   Cost of products sold                             (7,366)         (7,126)
                                               ------------    ------------
                                                     94,673          88,413
                                               ------------    ------------
   Operating expenses:
     Service, rental, and maintenance                20,189          18,682
     Selling                                         11,870          13,201
     General and administrative                      28,318          25,143
     Depreciation and amortization                   53,714          58,019
                                               ------------    ------------
       Total operating expenses                     114,091         115,045
                                               ------------    ------------
   Operating income (loss)                          (19,418)        (26,632)
   Interest expense, net                            (25,366)        (23,595)
   Equity in loss of affiliate                       (1,055)           (888)
                                               ------------    ------------
    Income (loss) before income tax benefit         (45,839)        (51,115)
   Benefit from income taxes                           --             5,300
                                               ------------    ------------
   Net income (loss)                                (45,839)        (45,815)
   Accretion of redeemable preferred stock             --               (32)
                                               ------------    ------------
   Net income (loss) to common stockholders    $    (45,839)   $    (45,847)
                                               ============    ============

   Basic net income (loss) per common share    $      (2.20)   $      (2.21)
                                               ============    ============
   Basic weighted average number of
     common shares outstanding                   20,877,076      20,713,088
                                               ============    ============



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                          (unaudited and in thousands)



                                                         1998       1997
                                                         ----       ----


     Net cash provided by operating activities        $  9,992    $ 20,254
                                                      --------    --------
     Cash flows used for investing activities:
       Additions to property and equipment, net        (15,915)    (25,510)
       Additions to intangible and other assets         (5,404)     (4,811)
                                                      --------    --------
     Net cash used for investing activities            (21,319)    (30,321)
                                                      --------    --------

     Cash flows from financing activities:
       Issuance of long-term debt                       24,500      70,000
       Repayment of long-term debt                     (12,259)    (56,012)
       Repayment of redeemable preferred stock            --        (3,744)
       Net proceeds from sale of common stock              298           5
                                                      --------    --------
     Net cash provided by financing activities          12,539      10,249
                                                      --------    --------

     Net increase in cash and cash equivalents           1,212         182
     Cash and cash equivalents, beginning of period      3,328       3,497
                                                      --------    --------
     Cash and cash equivalents, end of period         $  4,540    $  3,679
                                                      ========    ========
     Supplemental disclosure:
     Interest paid                                    $ 15,289    $ 14,009
     Accretion of redeemable preferred stock          $   --      $     32


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         ARCH COMMUNICATIONS GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Communications Group, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1997, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1997 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1997. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                     March 31,    December 31,
                                                       1998            1997
                                                       ----            ----
                                                    (unaudited)
      Goodwill                                        $301,957       $312,017
      Purchased FCC licenses                           284,573        293,922
      Purchased subscriber lists                        79,599         87,281
      Deferred financing costs                          10,175          8,752
      Investment in Benbow PCS Ventures, Inc.            8,171          6,189
      Investment in CONXUS Communications, Inc.          6,500          6,500
      Non-competition agreements                         2,520          2,783
      Other                                             10,131         10,758
                                                      --------       --------
                                                      $703,626       $728,202
                                                      ========       ========

     (c) Tower Site Sale - On April 13, 1998, Arch announced an agreement to sell the tower site assets (the "Tower Site Sale") owned by Arch for approximately $38.0 million in cash (subject to adjustment), of which $1.3 million will be paid to Benbow PCS Ventures, Inc. ("Benbow"), in which Arch holds a 49.9% equity interest, in payment of certain assets owned by Benbow and included in the Tower Site Sale. Arch will sell communications towers, real estate, site management contracts and/or leasehold interests involving 134 sites in 22 states, and will lease back space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its net proceeds from the Tower Site Sale to repay indebtedness under its bank credit facilities. The closing of the Tower Site Sale is subject to receipt of customary regulatory approvals and other conditions. Arch currently expects to complete the Tower Site Sale in the second quarter of 1998.

     (d) Pending Accounting Pronouncements - In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5" ) "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. The Company intends to adopt SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results of operations.

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

SHIFT IN OPERATING FOCUS

     In April 1997, Arch reordered its operating priorities to improve capital efficiency and strengthen its balance sheet by placing a higher priority on leverage reduction than subscriber unit growth. As part of its reordered operating priorities, Arch has implemented and is continuing to implement various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth. As a result, the Company's rate of internal growth in pagers in service has slowed and is expected to remain below the rates of internal growth previously achieved by Arch. Additionally, Arch has considered the possible sale of non-strategic assets. In April 1998, Arch announced the Tower Site Sale, in which Arch will sell communications towers, real estate, site management contracts and/or leasehold interests involving 134 sites in 22 states, and will lease back space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its proceeds from the Tower Site Sale to repay indebtedness under its bank credit facilities. The pending Tower Site Sale, if completed, will result in a reduction in Arch's rental income, an increase in its operating expenses and the elimination of future interest expense on the repaid debt.

RESULTS OF OPERATIONS

     Total revenues increased $6.5 million, or 6.8%, to $102.0 million in the three months ended March 31, 1998 from $95.5 million in the three months ended March 31, 1997, and net revenues (total revenues less cost of products sold) increased $6.3 million, or 7.1%, from $88.4 million to $94.7 million over the same period. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased $7.0 million, or 8.3%, to $91.4 million in the three months ended March 31, 1998 from $84.4 million in the three months ended March 31, 1997. These increases in revenues were due primarily to an increase in the number of pagers in service from 3,515,000 at March 31, 1997 to 4,016,000 at March 31, 1998. All of the
501,000 pagers were added through internal growth. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three months ended March 31, 1998 and 1997. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, decreased 18.0% to $3.3 million in the three months ended March 31, 1998 from $4.0 million in the three months ended March 31, 1997 as a result of a decline in the average revenue per pager sold.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $20.2 million (21.3% of net revenues) in the three months ended March 31, 1998 from $18.7 million (21.1% of net revenues) in the three months ended March 31, 1997. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber decreased to $20 in the three months ended March 31, 1998 from $22 in the three months ended March 31, 1997.

     Selling expenses decreased to $11.9 million (12.5% of net revenues) in the three months ended March 31, 1998 from $13.2 million (14.9% of net revenues) in the three months ended March 31, 1997. The number of net new pagers in service resulting from internal growth decreased by 42.7% from the three months ended March 31, 1997 compared to the three months ended March 31, 1998. Most selling expenses are directly related to the number of net new subscribers added.

     General and administrative expenses increased to $28.3 million (29.9% of net revenues) in the three months ended March 31, 1998 from $25.1 million (28.4% of net revenues) in the three months ended March 31, 1997. The increase was due primarily to administrative and facility costs associated with supporting more pagers in service.

     Depreciation and amortization expenses decreased to $53.7 million (56.7% of net revenues) in the three months ended March 31, 1998 from $58.0 million (65.6% of net revenues) in the three months ended March 31, 1997. These expenses reflect Arch's acquisitions of paging businesses, accounted for as purchases, and investment in pagers and other system expansion equipment to support growth.

     Operating loss decreased to $19.4 million in the three months ended March 31, 1998 from $26.6 million in the three months ended March 31, 1997 as a result of the factors outlined above.

     Net interest expense increased to $25.4 million in the three months ended March 31, 1998 from $23.6 million in the three months ended March 31, 1997. The increase was attributable to an increase in Arch's average outstanding debt. Interest expense in the three months ended March 31, 1998 and 1997 includes approximately $8.9 million and $8.0 million, respectively, of non-cash interest accretion on the 107/8% Senior Discount Notes due 2008 ("Senior Discount Notes") under which semi-annual interest payments commence on September 15, 2001.

     The Company recognized an income tax benefit of $5.3 million in the three months ended March 31, 1997 representing the tax benefit of operating losses incurred subsequent to the acquisitions of USA Mobile Communications Holdings. Inc. ("USA Mobile") and Westlink Holdings, Inc. ("Westlink") which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile in September 1995 and Westlink in May 1996. The tax benefit of these operating losses was fully recognized during 1997. Accordingly, the Company has established a valuation reserve against its deferred tax asset which reduced the income tax benefit to zero. The Company does not expect to recover its deferred tax asset and will continue to increase its valuation reserve accordingly.

     Net losses were $45.8 million for each of the three months ended March 31, 1998 and 1997 as a result of the factors outlined above.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 9.3% to $34.3 million (36.2% of net revenues) in the three months ended March 31, 1998 from $31.4 million (35.5% of net revenues) in the three months ended March 31, 1997 as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect equity in loss of affiliate, income tax benefit, interest expense, net and extraordinary items. One of Arch's principal financial objectives is to increase EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including the purchase of pagers and paging system equipment, construction and expansion of paging systems and possible acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to service debt and to finance acquisitions.

  CAPITAL EXPENDITURES AND COMMITMENTS

     Arch's capital expenditures decreased from $30.3 million in the three months ended March 31, 1997 to $21.3 million in the three months ended March 31, 1998. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch's free cash flow from operations (EBITDA less capital expenditures, excluding acquisitions of paging businesses) increased to $13.0 million in the three months ended March 31, 1998 from $1.1 million in the corresponding 1997 period.

     Arch currently anticipates capital expenditures of approximately $90 million to $100 million for the year ended December 31, 1998, primarily for the purchase of pagers, paging system equipment and transmission equipment, as well as expenditures for information systems and Benbow (as described below). Such amounts are subject to change based on the Company's internal growth rate and acquisition activity, if any, during 1998. Included in the Company's anticipated capital expenditures for 1998 is funding to begin converting Arch's customer base to a centralized billing and management information system which is expected to offer the back office capability to support significant future growth and to address year 2000 issues. Arch believes that it will have sufficient cash available from operations and credit facilities to fund its capital expenditures for the remainder of the year.

     Arch is obligated, to the extent such funds are not available to Benbow from other sources and subject to the approval of Arch's designee on Benbow's Board of Directors, to advance to Benbow sufficient funds to service debt obligations incurred by Benbow in connection with its acquisition of its narrowband PCS licenses and to finance the build out of a regional narrowband PCS system. Arch estimates that the total cost to Benbow of servicing its debt obligations and constructing a regional narrowband PCS system will be approximately $100 million over the next five years. Arch currently anticipates that approximately $40 million (approximately $20 million over the next two years) of such amount will be funded by Arch and the balance will be funded through vendor financing and other sources.

  SOURCES OF FUNDS

     Arch's net cash provided by operating activities was $10.0 million and $20.3 million in the three months ended March 31, 1998 and 1997 respectively.

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

  INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

     The Company is highly leveraged. At March 31, 1998, the Company had outstanding $1.0 billion of total debt. The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of the Company's subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Senior Discount Notes, USA Mobile II Notes, the Company's credit facilities and its other indebtedness contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company; (iv) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (v) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally. In April 1997, Arch reordered its operating priorities to improve capital efficiency and strengthen its balance sheet by placing a higher priority on leverage reduction than subscriber unit growth. As part of its reordered operating priorities, Arch has implemented and is continuing to implement various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth and reviewing the possible sale of non-strategic assets. As a result, the Company's rate of internal growth in pagers in service has slowed and is expected to remain below the rates of internal growth previously achieved by Arch, but Arch has not yet reduced its financial leverage significantly. There can be no assurance that Arch will be able to reduce its financial leverage significantly or that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage.

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

  HISTORY OF LOSSES

     The Company has not reported any net income since its inception. The Company's historical net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse effect on the Company. The Company expects to continue to report net losses for the foreseeable future.

  POSSIBLE ACQUISITION TRANSACTIONS

     Arch believes that the paging industry will undergo further consolidation, and Arch expects to participate in such consolidation, either as an acquirer or an acquiree. The Company evaluates possible acquisition transactions on an ongoing basis and, from time to time, is engaged in discussions with respect to possible acquisitions or other business combinations. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of the Company's management and the financial and other resources of the Company. No assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, that the Company's future acquisitions will be successful, or that the Company will participate in any future consolidation of the paging industry.

  DEPENDENCE ON KEY PERSONNEL

     The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The Company does not have employment agreements or key man insurance with any of its current executive officers, although all current executive officers have entered into non-competition and retention agreements with the Company. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon the Company's operations.

  COMPETITION AND TECHNOLOGICAL CHANGE

     The Company faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. The Company believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that the Company generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since the Company commenced operations in September 1986, due in part to competitive conditions, and the Company may face significant price-based competition in the future which could adversely affect the Company. Some of the Company's competitors possess greater financial, technical and other resources than the Company. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on the Company's markets, the Company's results of operations could be adversely affected. A variety of wireless two-way communication technologies primarily focused on voice services currently are in use or under development. Although such technologies generally are higher priced than paging services, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by the Company or could require the Company to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Entities offering service on wireless two-way communications technology, including cellular and broadband PCS, and specialized mobile radio services, also compete with the paging services that the Company provides. Technological change also may affect the value of the pagers owned by the Company and leased to its subscribers. If the Company's subscribers requested more technologically advanced pagers, the Company could incur additional inventory costs and capital expenditures if it were required to replace pagers leased to its subscribers within a short period of time. There can be no assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

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

  DEPENDENCE ON SUPPLIERS

     The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. The Company has never had a purchase agreement with Glenayre or NEC. The Company's purchase agreement with Motorola expires in December 1998, with a provision for automatic renewal for one-year terms. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

  GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

     The paging operations of the Company are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on the Company's business. Changes in regulation of the Company's paging business or the allocation of radio spectrum for services that compete with the Company's business could adversely affect the Company's results of operations. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on Arch's business, but other provisions may place additional burdens upon Arch or subject Arch to increased competition. The Communications Act of 1934, as amended, limits foreign ownership of entities that hold certain licenses from the FCC. Because the Company, through its subsidiaries, holds FCC licenses, in general, no more than 25% of the Company's stock can be owned or voted by aliens or their representatives, a foreign government or its representative or a foreign corporation. An FCC licensee may, however, make prior application to the FCC for a determination that it is not in the public interest to deny an individual licensee's foreign ownership in excess of the 25% foreign ownership benchmark. Most recently, the FCC substantially liberalized its authorization process for foreign entities investing in paging companies that are domiciled in countries which are signatories to the World Trade Organization agreement. The Company's Restated Certificate of Incorporation permits the redemption of shares of the Company's capital stock from foreign stockholders where necessary to protect the Company's regulatory licenses, but such redemption would be subject to the availability of capital to the Company and any restrictions contained in the debt instruments of the Company and under Delaware law (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize the Company's FCC licenses. From time to time, legislation and regulations which could potentially adversely affect the Company are proposed or enacted by federal and state legislators and regulators. For example, the FCC and certain states require paging companies to contribute a portion of specified revenues to support telecommunications public purposes. Additional states and localities may in the future seek to impose similar requirements and the FCC recently adopted an order requiring paging companies to compensate pay telephone providers for 800 and similar telephone calls. Arch has generally passed these costs on to its subscribers, which makes the Company's services more expensive and which could affect the attraction or retention of subscribers. There can be no assurance that Arch will be able to pass on these costs. Although these requirements have not to date had a material impact on the Company, these or similar requirements could in the future have a material adverse effect on the Company.

   IMPACT OF THE YEAR 2000 ISSUE

     The Company is currently upgrading its information systems in a manner which will also resolve the potential impact of the year 2000 problem on the processing of date-sensitive information by the Company's computerized systems and transmission equipment. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside the Company's control. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, there could be a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable






                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in various lawsuits and claims arising in the normal course of business. The Company believes that none of such matters will have a material adverse effect on the Company's business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

        (b) None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARCH COMMUNICATIONS GROUP, INC.


Dated:  May 14, 1998                        By:  /S/ J. ROY POTTLE
                                               -------------------
                                               J. Roy Pottle
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT                           DESCRIPTION

10.16*! - Amendment 2 dated April 2, 1998 to Letter  Agreement  dated January 7,
          1997 between the Company and Motorola, Inc.

27.1*   - Financial Data Schedule.

*   Filed herewith
!   Confidential treatment requested with respect to portions of this exhibit
+   Identifies exhibits constituting a management contract or compensatory plan