Form 10-Q
period 1998-06-30
ARCH COMMUNICATIONS GROUP INC /DE/
filed 1998-08-13
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,067,110 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 11, 1998

                         ARCH COMMUNICATIONS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of June 30, 1998 and
         December 31, 1997                                                  3

         Consolidated Condensed Statements of Operations for the
         Three and Six Months Ended June 30, 1998 and 1997                  4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997                            5

         Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18
Item 2.  Changes in Securities and Use of Proceeds                         18
Item 3.  Defaults upon Senior Securities                                   19
Item 4.  Submission of Matters to a Vote of Security Holders               19
Item 5.  Other Information                                                 20
Item 6.  Exhibits and Reports on Form 8-K                                  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                       ----            ----
                                     ASSETS        (unaudited)

  Current assets:
      Cash and cash equivalents                    $     4,913    $     3,328
      Accounts receivable, net                          32,483         30,147
      Inventories                                       13,278         12,633
      Prepaid expenses and other                         3,582          4,917
                                                   -----------    -----------
          Total current assets                          54,256         51,025
                                                   -----------    -----------
  Property and equipment, at cost                      409,340        388,035
  Less accumulated depreciation and amortization      (179,478)      (146,542)
                                                   -----------    -----------
  Property and equipment, net                          229,862        241,493
                                                   -----------    -----------
  Intangible and other assets, net                     687,431        728,202
                                                   -----------    -----------
                                                   $   971,549    $ 1,020,720
                                                   ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
      Current maturities of long-term debt         $      --      $    24,513
      Accounts payable                                  22,951         22,486
      Accrued restructuring                             15,846           --
      Accrued interest                                   7,453         11,249
      Accrued expenses and other liabilities            29,131         26,831
                                                   -----------    -----------
          Total current liabilities                     75,381         85,079
                                                   -----------    -----------
  Long-term debt                                     1,003,357        968,896
                                                   -----------    -----------
  Other long-term liabilities                           10,240           --
                                                   -----------    -----------
  Stockholders' equity (deficit):
      Preferred stock-- $.01 par value                       3           --
      Common stock-- $.01 par value                        211            209
      Additional paid-in capital                       376,867        351,210
      Accumulated deficit                             (494,510)      (384,674)
                                                   -----------    -----------
          Total stockholders' equity (deficit)        (117,429)       (33,255)
                                                   -----------    -----------
                                                   $   971,549    $ 1,020,720
                                                   ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)



                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                1998           1997             1998           1997
                                                ----           ----             ----           ----

Service, rental, and maintenance
  revenues                                $     92,883    $     87,561    $    184,280    $    171,978
Product sales                                   10,663          11,168          21,305          22,290
                                          ------------    ------------    ------------    ------------
    Total revenues                             103,546          98,729         205,585         194,268
Cost of products sold                           (7,324)         (7,165)        (14,690)        (14,291)
                                          ------------    ------------    ------------    ------------
                                                96,222          91,564         190,895         179,977
                                          ------------    ------------    ------------    ------------
Operating expenses:
  Service, rental, and maintenance              20,220          19,429          40,409          38,111
  Selling                                       12,374          13,431          24,244          26,632
  General and administrative                    28,198          26,202          56,516          51,345
  Depreciation and amortization                 54,686          62,148         108,400         120,167
   Restructuring charge                         16,100            --            16,100            --
                                          ------------    ------------    ------------    ------------
    Total operating expenses                   131,578         121,210         245,669         236,255
                                          ------------    ------------    ------------    ------------
Operating income (loss)                        (35,356)        (29,646)        (54,774)        (56,278)
Interest expense, net                          (25,757)        (24,120)        (51,123)        (47,715)
Equity in loss of affiliate                     (1,164)           (924)         (2,219)         (1,812)
                                          ------------    ------------    ------------    ------------
Income (loss) before income tax
   benefit and extraordinary item              (62,277)        (54,690)       (108,116)       (105,805)
Benefit from income taxes                         --             5,300            --            10,600
                                          ------------    ------------    ------------    ------------
Income (loss) before extraordinary item        (62,277)        (49,390)       (108,116)        (95,205)
Extraordinary charge from early
   extinguishment of debt                       (1,720)           --            (1,720)           --
                                          ------------    ------------    ------------    ------------
Net income (loss)                              (63,997)        (49,390)       (109,836)        (95,205)
Accretion of redeemable preferred stock           --              --              --               (32)
                                          ------------    ------------    ------------    ------------
Net loss to common stockholders           $    (63,997)   $    (49,390)   $   (109,836)   $    (95,237)
                                          ============    ============    ============    ============

Basic net income (loss) per common
   share before extraordinary charge      $      (2.97)   $      (2.38)   $      (5.17)   $      (4.60)
Extraordinary charge per basic common
   share                                         (0.08)           --             (0.08)           --
                                          ------------    ------------    ------------    ------------
Basic net income (loss) per common
   share                                  $      (3.05)   $      (2.38)   $      (5.25)   $      (4.60)
                                          ============    ============    ============    ============
Basic weighted average number of
   common shares outstanding                20,958,570      20,713,578      20,918,048      20,713,578
                                          ============    ============    ============    ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                    SIX MONTHS ENDED JUNE 30,
                                                        1998         1997
                                                        ----         ----

    Net cash provided by operating activities        $  43,909    $  35,497
                                                     ---------    ---------

    Cash flows from investing activities:
      Additions to property and equipment, net         (38,353)     (48,720)
      Additions to intangible and other assets         (21,584)      (7,724)
                                                     ---------    ---------
    Net cash used for investing activities             (59,937)     (56,444)
                                                     ---------    ---------

    Cash flows from financing activities:
      Issuance of long-term debt                       450,964       82,000
      Repayment of long-term debt                     (459,013)     (56,024)
      Repayment of redeemable preferred stock             --         (3,744)
      Net proceeds from sale of preferred stock         25,000         --
      Net proceeds from sale of common stock               662          418
                                                     ---------    ---------
    Net cash provided by financing activities           17,613       22,650
                                                     ---------    ---------

    Net increase in cash and cash equivalents            1,585        1,703
    Cash and cash equivalents, beginning of period       3,328        3,497
                                                     ---------    ---------
    Cash and cash equivalents, end of period         $   4,913    $   5,200
                                                     =========    =========

    Supplemental disclosure:
      Interest paid                                  $  36,372    $  30,119
      Accretion of discount on senior notes          $  17,997    $  16,189
      Accretion of redeemable preferred stock        $    --      $      32
















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

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                    June 30,  December 31,
                                                      1998        1997
                                                      ----        ----
                                                  (unaudited)
        Goodwill                                    $291,898   $312,017
        Purchased FCC licenses                       275,224    293,922
        Purchased subscriber lists                    71,933     87,281
        Deferred financing costs                      20,813      8,752
        Investment in Benbow PCS Ventures, Inc.        9,942      6,189
        Investment in CONXUS Communications, Inc.      6,500      6,500
        Non-competition agreements                     2,268      2,783
        Other                                          8,853     10,758
                                                    --------   --------
                                                    $687,431   $728,202
                                                    ========   ========

     (c) Tower Site Sale -- In April 1998, Arch announced an agreement to sell certain of its tower site assets (the "Tower Site Sale") for approximately $38 million in cash (subject to adjustment), of which $1.3 million will be paid to a subsidiary of Benbow in payment for certain assets owned by such subsidiary and included in the Tower Site Sale. In the Tower Site Sale, Arch is selling communications towers, real estate, site management contracts and/or leasehold interests involving 134 sites in 22 states and renting space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its net proceeds from the Tower Site Sale (estimated to be $36 million) to repay indebtedness under the Amended Credit Facility (see Note (e)). Arch held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to Arch of approximately $12 million (excluding the $1.3 million which was paid to a subsidiary of Benbow for the assets it sold). The final closing for the balance of the transaction is expected to be completed in the third quarter of 1998, although no assurance can be given that the final closing will be held as expected.

     (d) Senior Notes -- On June 29, 1998, Arch Communications, Inc. ("ACI"), a wholly-owned subsidiary of Arch, issued and sold $130.0 million principal amount of 12 3/4% Senior Notes due 2007 (the "Notes") for net proceeds of $122.6 million (after deducting the discount to the Initial Purchasers and offering expenses paid by ACI) in a private placement (the "Note Offering") under Rule 144A promulgated under the Securities Act of 1933, as amended. The Notes were sold at an initial price to investors of 98.049%. The Notes mature on July 1,

2007 and bear interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 1999.

     The indenture governing the Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of ACI to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase Capital Stock (as defined in the Indenture), repay subordinated indebtedness or make other Restricted Payments (as defined in the Indenture), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell Capital Stock of ACI's Restricted Subsidiaries (as defined in the Indenture) or enter into certain mergers and consolidations.

     (e) Amended Credit Facility -- On June 29, 1998, Arch Communications Enterprises, Inc. ("ACE"), a wholly-owned subsidiary of Arch, was merged (the "Merger") into a subsidiary of USA Mobile Communications, Inc. II ("USAM"), a wholly-owned subsidiary of Arch, named Arch Paging, Inc. ("API"). In connection with the Merger, USAM changed its name to Arch Communications, Inc. Contemporaneously with the Merger, ACE's existing credit facility was amended and restated to establish senior secured revolving credit and term loan facilities with API, as borrower, in the aggregate amount of $400.0 million (collectively, the "Amended Credit Facility") consisting of (i) a $175.0 million reducing revolving credit facility (the "Tranche A Facility"), (ii) a $100.0 million 364-day revolving credit facility under which the principal amount outstanding on the 364th day following the closing will convert to a term loan (the "Tranche B Facility") and (iii) a $125.0 million term loan which was available in a single drawing on the closing date (the "Tranche C Facility").

     The Tranche A Facility is subject to scheduled quarterly reductions commencing on September 30, 2000 and will mature on June 30, 2005. The term loan portion of the Tranche B Facility will be amortized in quarterly installments commencing September 30, 2000, with an ultimate maturity date of June 30, 2005. The Tranche C Facility will be amortized in annual installments commencing December 31, 1999, with an ultimate maturity date of June 30, 2006.

     API's obligations under the Amended Credit Facility are secured by its pledge of the capital stock of the former ACE operating subsidiaries. The Amended Credit Facility is guaranteed by Arch, ACI and the former ACE operating subsidiaries. Arch's guarantee is secured by a pledge of Arch's stock and notes in ACI, and the guarantees of the former ACE operating subsidiaries are secured by a security interest in those assets of such subsidiaries which were pledged under ACE's previous credit facility.

     Borrowings under the Amended Credit Facility bear interest based on a reference rate equal to either the Agent Bank's Alternate Base Rate or LIBOR, in each case plus a margin based on ACI's or API's ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization ("EBITDA").

     The Amended Credit Facility requires payment of fees on the daily average amount available to be borrowed under the Tranche A Facility and the Tranche B Facility, which fees vary depending on ACI's or API's ratio of total debt to annualized EBITDA.

     The Amended Credit Facility contains restrictions that limit, among other things: additional indebtedness and encumbrances on assets; cash dividends and other distributions; mergers and sales of assets; the repurchase or redemption of capital stock; investments; acquisitions that exceed certain dollar limitations without the lenders' prior approval; and prepayment of indebtedness other than indebtedness under the Amended Credit Facility. In addition, the Amended Credit Facility requires API and its subsidiaries to meet certain financial covenants, including covenants with respect to ratios of EBITDA to fixed charges, EBITDA to debt service, EBITDA to interest service and total indebtedness to EBITDA.

     (f) Series C Cumulative Preferred Stock -- On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of 250,000 shares of Series C Convertible Preferred Stock of Arch ("Series C Preferred Stock"). Arch used $24.0 million of the net proceeds to repay indebtedness under ACE's existing credit facility as part of the establishment of the Amended Credit Facility. The Series C Preferred Stock: (i) is convertible into Common Stock of Arch at an initial conversion price of $5.50 per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch's Common Stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or the liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock; (iv) is subject to redemption for cash or conversion into Arch's Common Stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the Indenture governing Arch's 107/8% Senior Discount Notes due 2008 (the "Arch Discount Notes Indenture"), requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the Arch Discount Notes Indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch, at this time, intends to convert such Series C Preferred Stock into Arch Common Stock.

     (g) Divisional Reorganization - In June 1998, Arch's Board of Directors approved a reorganization of its operations (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch plans to consolidate its seven operating divisions into four operating divisions and consolidate certain regional administrative support functions, resulting in various operating efficiencies. In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) plans to close certain office locations and redeploy other real estate assets and (iii) has recorded a restructuring charge of $16.1 million during the second quarter of 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance and benefits, (ii) $3.5 million for lease obligations and terminations and (iii) $2.9 million for the writedown of related assets.

     The write-down of fixed assets relates to a non-cash charge which will reduce the carrying amount of certain leasehold improvements and other fixed assets that the Company will not continue to utilize following the Divisional Reorganization to their estimated net realizable value as of the date such assets are projected to be disposed of or abandoned by the Company. The net realizable value of these assets was determined based on management's estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' disposal and the method and potential costs of disposal. Such estimates are subject to change.

     The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of the Divisional Reorganization. The charge represents future lease obligations on such leases past the dates the offices will be closed by the Company, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2001.

     Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 280 net positions. As a result of eliminating these positions, the Company will terminate up to 900 personnel. The majority of the positions to be eliminated are in local and regional offices which will be closed as a result of the Divisional Reorganization. The majority of the severance and benefits costs to be paid by the Company will be paid during the remainder of 1998 and in 1999.

     The Company's restructuring activity as of June 30, 1998 is as follows (in thousands):

                                  Reserve
                                 Initially  Utilization of  Reserve  Remaining
                                Established     Cash      Non-Cash     Reserve
                                -----------     ----      --------     -------
Severance costs.............       $  9,700     $  205  $      --    $  9,495
Lease obligation costs......          3,500         20         --       3,480
Write-down of related assets          2,900         29         --       2,871
                                ----  -----  ------ --  ---------  ----------
    Total...................        $16,100     $  254   $     --     $15,846
                                    =======     ======   ========     =======


     (h)  Pending  Accounting  Pronouncements  - In  June  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in 1998. The adoption of this standard did not have an effect on its reporting of income.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Arch intends to adopt SFAS No. 131 for its year ending December 31, 1998. The adoption of this standard is not expected to have a significant impact on Arch's financial reporting.

     In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5" ) "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. Arch intends to adopt SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 is not expected to have a material effect on Arch's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings. Arch intends to adopt this standard effective January 1, 2000. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

TOWER SITE SALE

     In April 1998, Arch announced an agreement to sell certain of its tower site assets (the "Tower Site Sale") for approximately $38 million in cash (subject to adjustment), of which $1.3 million will be paid to a subsidiary of Benbow in payment for certain assets owned by such subsidiary and included in the Tower Site Sale. In the Tower Site Sale, Arch is selling communications towers, real estate, site management contracts and/or leasehold interests involving 134 sites in 22 states and renting space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its net proceeds from the Tower Site Sale (estimated to be $36 million) to repay indebtedness under the Amended Credit Facility. Arch held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to Arch of approximately $12 million (excluding the $1.3 million which was paid to a subsidiary of Benbow for the assets it sold). The final closing for the balance of the transaction is expected to be completed in the third quarter of 1998, although no assurance can be given that the final closing will be held as expected.

DIVISIONAL REORGANIZATION

     In June 1998, Arch's Board of Directors approved a reorganization of its operations (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch plans to consolidate its seven operating divisions into four operating divisions and consolidate certain regional administrative support functions, resulting in various operating efficiencies. Arch estimates that the Divisional Reorganization, once fully implemented, will result in annual cost savings of approximately $15 million. Arch expects to reinvest a portion of these cost savings to expand its sales activities.

     In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) plans to close certain office locations and redeploy other real estate assets and (iii) has recorded a restructuring charge of $16.1 million during the second quarter of 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance and benefits, (ii) $3.5 million for lease obligations and terminations and (iii) $2.9 million for the writedown of related assets. See Note (g) to the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

     Total revenues increased to $103.5 million (a 4.9% increase) and $205.6 million (a 5.8% increase) in the three and six months ended June 30, 1998, respectively, from $98.7 million and $194.3 million in the three and six months ended June 30, 1997, respectively. Net revenues (total revenues less cost of products sold) increased to $96.2 million (a 5.1% increase) and $190.9 million (a 6.1% increase) in the three and six months ended June 30, 1998, respectively, from $91.6 million and $180.0 million in the three and six months ended June 30, 1997, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $92.9 million (a 6.1% increase) and $184.3 million (a 7.2% increase) in the three and six months ended June 30, 1998, respectively, from $87.6 million and $172.0 million in the three and six months ended June 30,

1997, respectively. These increases in revenues were due primarily to the increase through internal growth in the number of pagers in service from 3.7 million at June 30, 1997 to 4.1 at June 30, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and six months ended June 30, 1998 and 1997. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, decreased to $3.3 million (a 16.6% decrease) and $6.6 million (a 17.3% decrease) in the three and six months ended June 30, 1998, respectively, from $4.0 million and $8.0 million in the three and six months ended June 30, 1997, respectively, as a result of a decline in the average revenue per pager sold.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $20.2 million (21.0% of net revenues) and $40.4 million (21.2% of net revenues) in the three and six months ended June 30, 1998, respectively, from $19.4 million (21.2% of net revenues) and $38.1 million (21.2% of net revenues) in the three and six months ended June 30, 1997, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber were $20 in both the three and six months ended June 30, 1998, respectively, as compared to $22 in the corresponding 1997 periods.

     Selling expenses decreased to $12.4 million (12.9% of net revenues) and $24.2 million (12.7% of net revenues) in the three and six months ended June 30, 1998, respectively, from $13.4 million (14.7% of net revenues) and $26.6 million (14.8% of net revenues) in the three and six months ended June 30, 1997, respectively. The decreases were due primarily to a decrease in the number of net new pagers in service and marketing costs incurred in 1997 to promote the Company's new Arch Paging brand identity. The number of net new pagers in service resulting from internal growth decreased by 23.8% and 35.0% in the three and six months ended June 30, 1998 compared to the three and six months ended
June 30, 1997, respectively, primarily due to Arch's shift in operating focus from unit growth to capital efficiency and leverage reduction. Most selling expenses are directly related to the number of net new subscribers added.

     General and administrative expenses increased to $28.2 million (29.3% of net revenues) and $56.5 million (29.6% of net revenues) in the three and six months ended June 30, 1998, respectively, from $26.2 million (28.6% of net revenues) and $51.3 million (28.5% of net revenues) in the three and six months ended June 30, 1997, respectively. The increases were due primarily to administrative and facility costs associated with supporting more pagers in service.

     Depreciation and amortization expenses decreased to $54.7 million and $108.4 million in the three and six months ended June 30, 1998, respectively, from $62.1 million and $120.2 million in the three and six months ended June 30, 1997, respectively. These expenses principally reflect Arch's acquisitions of paging businesses in prior periods, accounted for as purchases, and investment in pagers and other system expansion equipment to support growth.

     Operating losses were $35.4 million and $54.8 million in the three and six months ended June 30, 1998, respectively, as compared to $29.6 million and $56.3 million in the three and six months ended June 30, 1997, respectively, as a result of the factors outlined above including the $16.1 million restructuring charge recorded in the second quarter of 1998.

     Net interest expense increased to $25.8 million and $51.1 million in the three and six months ended June 30, 1998, respectively, from $24.1 million and $47.7 million in the three and six months ended June 30, 1997, respectively. The increases were principally attributable to an increase in Arch's outstanding debt. Interest expense for the six months ended June 30, 1998 and 1997 include approximately $18.0 million and $16.2 million, respectively, of non-cash interest accretion on the 107/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") under which semi-annual interest payments commence on September 15, 2001.

     The Company recognized income tax benefits of $5.3 million and $10.6 million in the three and six months ended June 30, 1997, respectively. These benefits represent the tax benefit of operating losses incurred subsequent to the acquisitions of USA Mobile Communications Holdings. Inc. ("USA Mobile") and Westlink Holdings, Inc. ("Westlink") which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile in September 1995 and Westlink in May 1996. The tax benefit of these operating losses was fully recognized during 1997. Accordingly, the Company has established a valuation reserve against its deferred tax asset which reduced the income tax benefit to zero. The Company does not expect to recover, in the foreseeable future, its deferred tax asset and will continue to increase its valuation reserve accordingly.

     In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

     Net loss increased to $64.0 million and $109.8 million in the three and six months ended June 30, 1998, respectively, from $49.4 million and $95.2 million in the three and six months ended June 30, 1997, respectively, as a result of the factors outlined above.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 9.0% to $35.4 million (36.8% of net revenues) and 9.1% to $69.7 million (36.5% of net revenues) in the three and six months ended June 30, 1998, respectively, from $32.5 million (35.5% of net revenues) and $63.9 million (35.5% of net revenues) in the three and six months ended June 30, 1997, respectively, as a result of the factors outlined above. EBITDA is a commonly used measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect restructuring charges, income tax benefit and interest expense. One of Arch's principal financial objectives is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including the purchase of pagers and paging system equipment, construction and expansion of paging systems and possible acquisitions. EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other paging companies.


LIQUIDITY AND CAPITAL RESOURCES

     Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to finance acquisitions and to service debt.

  CAPITAL EXPENDITURES AND COMMITMENTS

     Arch's capital expenditures increased from $56.4 million in the six months ended June 30, 1997 to $59.9 million (inclusive of $15.1 million of deferred financing costs incurred in connection with the 12 3/4% Senior Notes and the API Credit Facility) in the six months ended June 30, 1998. To date, Arch has funded its capital expenditures with net cash provided by operating activities, the issuance of equity securities and the incurrence of debt.

     Arch currently anticipates capital expenditures of approximately $85 million to $90 million (exclusive of deferred financing costs) for the year ending December 31, 1998, primarily for the purchase of pagers, paging system equipment and transmission equipment, as well as expenditures for information systems and advances to Benbow (as described below). Such amounts are subject to change based on the Company's internal growth rate and acquisition activity, if any, during 1998. Included in the Company's anticipated capital expenditures for 1998 is funding to upgrade hardware and internally develop software for a centralized billing and management information system which is expected to offer the back office capability to support significant future growth and to address year 2000 issues. Arch believes that it will have sufficient cash available from operations and credit facilities to fund these expenditures.

     Arch is obligated, to the extent such funds are not available to Benbow from other sources and subject to the approval of Arch's designee on Benbow's Board of Directors, to advance to Benbow sufficient funds to service its license related debt obligations incurred by Benbow in connection with its acquisition of its N-PCS licenses and to finance construction of an N-PCS system. Arch estimates that the total cost to Benbow of servicing its debt obligations and constructing an N-PCS system (including the effect of Benbow's pending acquisition of Page Call) will be approximately $100 million over the next five years. Arch currently anticipates that approximately $40 million (approximately $10 million in each of the next four years) of such amount will be funded by Arch and the balance will be funded through vendor financing and other sources.

  SOURCES OF FUNDS

     Arch's net cash provided by operating activities was $43.9 million and $35.5 million in the six months ended June 30, 1998 and 1997, respectively.

     Arch believes that its capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on the Company's needs and market conditions, possible sales of equity or debt securities.

     AMENDED CREDIT FACILITY

     On June 29, 1998, Arch Communications Enterprises, Inc. ("ACE"), a wholly-owned subsidiary of Arch, was merged (the "Merger") into a subsidiary of USAM named Arch Paging, Inc. ("API"). In connection with the Merger, USAM changed its name to Arch Communications, Inc. ("ACI"). Contemporaneously with the Merger, ACE's existing credit facility was amended and restated to establish senior secured revolving credit and term loan facilities with API, as borrower, in the aggregate amount of $400.0 million consisting of (i) a $175.0 million reducing revolving credit facility, (ii) a $100.0 million 364-day revolving credit facility under which the principal amount outstanding on the 364th day following the closing will convert to a term loan and (iii) a $125.0 million term loan which was available in a single drawing on the closing date. See Note
(e) to the Consolidated Condensed Financial Statements.

     ISSUANCE AND SALE OF NOTES

     On June 29, 1998, ACI issued and sold $130.0 million principal amount of 12 3/4% Senior Notes due 2007 (the "Notes") for net proceeds of $122.6 million (after deducting the discount to the Initial Purchasers and offering expenses paid by ACI) in a private placement (the "Note Offering") under Rule 144A under the Securities Act of 1933. The Notes were sold at an initial price to investors of 98.049%. The Notes mature on July 1, 2007 and bear interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 1999. See Note (d) to the Consolidated Condensed Financial Statements.

     EQUITY INVESTMENT

     On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of Series C Convertible Preferred Stock of Arch ("Series C Preferred

Stock"). Arch used $24.0 million of the net proceeds to repay indebtedness under ACE's existing credit facility as part of the establishment of the Amended Credit Facility. The Series C Preferred Stock: (i) is convertible into Common Stock of Arch at an initial conversion price of $5.50 per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch's Common Stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock; (iv) is subject to redemption for cash or conversion into Arch's Common Stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the Indenture governing Arch's 107/8% Senior Discount Notes due 2008 (the "Arch Discount Notes Indenture"), requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the Arch Discount Notes Indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch intends to convert the Series C Preferred Stock into Arch Common Stock.


FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

  INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

        Arch is highly leveraged. At June 30, 1998, Arch had outstanding $1.0 billion of total debt. The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on favorable terms; (ii) a substantial portion of the cash flow of the Company and its subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Amended Credit Facility, the Indenture and the indentures under which the ACI Notes are outstanding contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company; (iv) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage;
(v) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally; and (vi) the Company's high degree of leverage may impair its ability to participate in future consolidation of the paging industry. Arch has implemented various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth, but Arch has not yet reduced its financial leverage significantly. There can be no assurance that Arch will be able to reduce its financial leverage significantly or that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments, including the Senior Discount Notes.

  FUTURE CAPITAL NEEDS

     The Company's business strategy requires the availability of substantial funds to finance the continued development and further growth and expansion of its operations, including possible acquisitions. The amount of capital required by the Company will depend upon a number of factors, including subscriber growth, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of the Company's N-PCS strategy, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to the Company on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  HISTORY OF LOSSES

     The Company has not reported any net income since its inception. The Company's historical net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company. The Company expects to continue to report net losses for the foreseeable future.

  POSSIBLE ACQUISITION TRANSACTIONS

     Arch believes that the paging industry will undergo further consolidation, and Arch expects to participate in such consolidation, either as an acquiror or an acquiree. The Company has evaluated and expects to continue to evaluate possible acquisition transactions on an ongoing basis and, at the present time is, and at any given time may be, engaged in discussions with respect to possible acquisitions or other business combinations. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of the Company's management and the financial and other resources of the Company. No assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, that the Company's future acquisitions will be successful, or that the Company will participate in any future consolidation of the paging industry.

     On June 22, 1998, Arch filed a Form 8-K with the Securities and Exchange Commission reporting that Arch is engaged in discussions concerning the possible acquisition of MobileMedia Communications, Inc. ("MobileMedia"). There are a number of significant issues which must be resolved prior to execution of an acquisition agreement, and Arch is aware that other parties are in discussions with respect to a possible business combination with MobileMedia. Arch has not entered into a letter of intent or definitive agreement for the acquisition of MobileMedia and discussions could be terminated at any time. If Arch does enter into an agreement for the acquisition of MobileMedia, the closing would be subject to approval by Arch's stockholders, Bankruptcy Court approval, FCC approval, antitrust regulatory approval, the availability of sufficient financing and other customary conditions. THERE CAN BE NO ASSURANCE THAT ARCH WILL ACQUIRE MOBILEMEDIA OR THAT, IF ARCH ACQUIRES MOBILEMEDIA, ARCH WOULD REALIZE ITS ANTICIPATED IMPROVEMENTS IN FINANCIAL LEVERAGE, OPERATING SYNERGIES OR COST SAVINGS. An acquisition of MobileMedia by Arch may involve significant operational and financial risks, including but not limited to the risks associated with integrating MobileMedia's operations with the current operations of Arch and its subsidiaries, and these risks may be exacerbated by the fact that MobileMedia is currently operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code.

  DEPENDENCE ON KEY PERSONNEL

     The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The Company does not have employment agreements with, or maintain insurance on the lives of, any of its current executive officers, although certain executive officers have entered into non-competition agreements and all executive officers have entered into executive retention agreements with the Company. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  COMPETITION AND TECHNOLOGICAL CHANGE

     The Company faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. The Company believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that the Company has generally competed effectively based on these factors. Monthly fees for basic paging services have, in general, declined since the Company commenced operations, due in part to competitive conditions, and the Company may face significant price-based competition in the future which could adversely affect the Company. Some of the Company's competitors possess greater financial, technical and other resources than the Company. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on the Company's markets, there could be a material adverse effect on the business, financial condition, results of operations or prospects of the Company. A variety of wireless two-way communication technologies primarily focused on voice services currently are in use or under development by competitors. The Company does not presently provide such two-way services, other than as a reseller. Although such technologies generally are higher priced than paging services, technological improvements could result in increased capacity and efficiency for such wireless two-way communication and, accordingly, could result in increased competition for the Company. Two-way paging service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by the Company or could require the Company to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the Federal Communications Commission (the "FCC") are aimed at encouraging such technological advances and new services. Entities offering service on wireless two-way communications technology, including cellular and broadband personal communications services ("PCS"), and specialized mobile radio services, also compete with the paging services that the Company provides. Technological change also may affect the value of the technologically advanced pagers, including but not limited to two-way pagers, the Company could incur additional inventory costs and capital expenditures if it were required to replace pagers leased to its subscribers within a short period of time. If the Company is required to incur such additional investment or capital prospects of the Company. There can be not assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

  SUBSCRIBER TURNOVER

     The results of operations of wireless messaging service providers, such as the Company, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, disconnections directly and adversely affect operating cash flow. An increase in its subscriber cancellation rate have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  DEPENDENCE ON SUPPLIERS

     The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. The Company's purchase agreement with Motorola expires on June 19, 1999, with a provision for automatic renewal for one-year terms. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

  GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

     The paging operations of the Company are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on the Company's business. Changes in regulation of the Company's business could adversely affect the Company's results of operations. In addition, some aspects of the Telecommunications Act of 1996 could have a beneficial effect on Arch's business, but other provisions may place additional burdens upon Arch or subject Arch to increased competition. The Communications Act of 1934, as amended, limits foreign ownership of entities that hold certain licenses from the FCC. Because Arch and its subsidiaries hold FCC licenses, in general, no more than 25% of Arch's stock can be owned or voted by non-resident aliens or their representatives, a foreign government or its representative or a foreign corporation. A FCC licensee may, however, make prior application to the FCC for a determination that it is not in the public interest to deny an individual licensee's foreign ownership in excess of the 25% foreign ownership benchmark. Most recently, the FCC substantially liberalized its authorization process for foreign entities investing in paging companies that are domiciled in countries which are signatories to the World Trade Organization agreement. Arch's Restated Certificate of Incorporation permits the redemption of shares of Arch's capital stock from foreign stockholders where necessary to protect FCC licenses held by Arch or its subsidiaries, but such redemption would be subject to the availability of capital to Arch and any restrictions contained in applicable debt instruments and under Delaware law (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries. From time to time, legislation and regulations which could potentially adversely affect the Company are proposed or enacted by federal or state legislators and regulators. For example, the FCC and certain states require paging companies to contribute a portion of specified revenues to support broad telecommunications policies, such as the universal availability of telephone service. Additional states and localities may in the future seek to impose similar requirements and the FCC recently adopted an order requiring paging companies to compensate pay telephone providers for 800 and similar telephone calls. Arch has generally passed these costs on to its subscribers, which makes the Company's services more expensive and which could affect the attraction or retention of subscribers. There can be no assurance that Arch will be able to continue to pass on these costs. Although these requirements have not to date had a material impact on the Company, these or similar requirements could in the future have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  IMPACT OF THE YEAR 2000 ISSUE

     Arch is currently upgrading its information systems in a manner which will also resolve the potential impact of the Year 2000 problem on the processing of date-sensitive information by the Company's computerized systems and transmission equipment. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     In 1997 the Company designated members of its Information Services and Engineering Departments to assess the impact of the so-called Year 2000 problem on its information systems and information systems of its customers, vendors and other parties that service or otherwise interact with the Company. Data processing for the Company's major operating systems is conducted in-house using programs developed primarily by third-party vendors. Assessment of inventory and year 2000 readiness for all systems and applications has been substantially completed and most third-party vendors who provide applications to the Company have been contacted. Arch intends to bring its major operating systems and outsourced applications into compliance with year 2000 requirements through the installation of updated or replacement programs developed by third parties or by new and enhanced software programs developed internally. The Company currently believes that it will be able to modify or replace any affected systems by September 30, 1999 in order to minimize any detrimental effects on the Company's operations. In a number of cases, Year 2000 compliant systems are currently installed or are already in the process of implementation in the normal course of upgrade and functionality improvement.

     The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policies, while maintenance or modification costs will be expensed as incurred. Based on the Company's preliminary estimate of the costs to be incurred, the Company does not expect that resolution of the Year 2000 problem will have a material adverse effect on its results of operations and financial condition. Costs of the Year 2000 project are based on current estimates and actual results may vary significantly from such estimates.

     The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. If the Company, its customers or vendors are unable to resolve Year 2000 issues in a timely manner, there could be a material adverse effect on the business, financial condition, results of operations or prospects of the Company.




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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of 250,000 shares of Series C Convertible Preferred Stock of Arch ("Series C Preferred Stock"). Arch used $24.0 million of the net proceeds to repay indebtedness under ACE's existing credit facility as part of the establishment of the Amended Credit Facility. The Series C Preferred
           Stock: (i) is convertible into Common Stock of Arch at an initial conversion price of $5.50 per share, subject to certain adjustments;
           (ii) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch's Common Stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or the liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock;
           (iv) is subject to redemption for cash or conversion into Arch's Common Stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the Indenture governing Arch's 107/8% Senior Discount Notes due 2008 (the "Arch Discount Notes Indenture"), requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the Arch Discount Notes Indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch, at this time, intends to convert such Series C Preferred Stock into Arch Common Stock.

           The Company issued the Series C Preferred Stock pursuant to the exemption from registration under Section 4(2) of the Securities Act, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           At the Company's Annual Meeting of Stockholders held on May 19, 1998 the following proposals were adopted by the vote specified below:


                                                                                                 BROKER
             PROPOSAL                                         FOR        AGAINST     ABSTAIN    NONVOTES
             --------                                         ---        -------     -------    --------
                 To elect two directors of the Company
             1.  C. Edward Baker, Jr.                     19,134,828     588,377           -          -
             2.  R. Schorr Berman                         19,134,848     588,357           -          -

             3.  To approve an amendment to the
                 Company's 1996 Employee Stock
                 Purchase Plan increasing the number of
                 shares of Common Stock issuable under
                 such plan from 250,000 to 500,000        17,304,224   2,360,130      21,892     36,959

             4.  To ratify the selection by the Board of
                 Directors of Arthur Andersen LLP as
                 independent public accountants for the
                 Company for the fiscal year ending
                 December 31, 1998                        19,683,632      24,002      14,501      1,070

ITEM 5.    OTHER INFORMATION

           Stockholder Proposals for 1999 Annual Meeting

           As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 19, 1998.

           In addition, the Company's By-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed to the Secretary of the Company at the principal offices of the Company, and received not less than 80 days prior to the 1999 Annual Meeting; provided, however that if less than 90 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, such nomination shall have been mailed or delivered to the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on May 18, 1999. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's By-Laws, appropriate notice would need to be provided no later than February 27, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

           (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

               Current  Report on Form 8-K dated June 22, 1998  (reporting  that
               Arch  is  engaged  in   discussions   concerning   the   possible
               acquisition of MobileMedia Corporation) filed June 22, 1998.

               Current Report on Form 8-K dated June 26, 1998 (reporting the Merger, the Amended Credit Facility, the issuance and sale of the Notes, the Equity Investment, the Tower Site Sale, the Divisional Reorganization and the acquisition by Benbow PCS Ventures, Inc. of Page Call, Inc.) filed July 23, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARCH COMMUNICATIONS GROUP, INC.


Dated:  August 12, 1998                     By: /S/ J. ROY POTTLE
                                                -----------------
                                               J. Roy Pottle
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


 EXHIBIT          DESCRIPTION
  27.1*      -    Financial Data Schedule.

*   Filed herewith