Form 10-Q
period 1998-09-30
ARCH COMMUNICATIONS GROUP INC /DE/
filed 1998-11-12
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


                     Commission File Numbers 0-23232/1-14248

                         ARCH COMMUNICATIONS GROUP, INC.
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                   31-1358569
    (State of incorporation)                 (I.R.S.Employer Identification No.)

    1800 WEST PARK DRIVE, SUITE 250
      WESTBOROUGH, MASSACHUSETTS                             01581
(address of principal executive offices)                   (Zip Code)

                                 (508) 870-6700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,067,110 shares of the Company's Common Stock ($.01 par value) were outstanding as of November 11, 1998

                         ARCH COMMUNICATIONS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of September 30, 1998 and
          December 31, 1997                                                   3

          Consolidated Condensed Statements of Operations for the
          Three and Nine Months Ended September 30, 1998 and 1997             4

          Consolidated Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 1998 and 1997                       5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20
Item 2.   Changes in Securities and Use of Proceeds                          20
Item 3.   Defaults upon Senior Securities                                    20
Item 4.   Submission of Matters to a Vote of Security Holders                20
Item 5.   Other Information                                                  20
Item 6.   Exhibits and Reports on Form 8-K                                   20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1998          1997
                           ASSETS                    (unaudited)
Current assets:
    Cash and cash equivalents                        $     6,571    $     3,328
    Accounts receivable, net                              34,496         30,147
    Inventories                                           10,578         12,633
    Prepaid expenses and other                             4,170          4,917
                                                     -----------    -----------
        Total current assets                              55,815         51,025
                                                     -----------    -----------
Property and equipment, at cost                          421,305        388,035
Less accumulated depreciation and amortization          (197,416)      (146,542)
                                                     -----------    -----------
Property and equipment, net                              223,889        241,493
                                                     -----------    -----------
Intangible and other assets, net                         662,662        728,202
                                                     -----------    -----------
                                                     $   942,366    $ 1,020,720
                                                     ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current maturities of long-term debt             $      --      $    24,513
    Accounts payable                                      23,571         22,486
    Accrued restructuring                                 14,810           --
    Accrued interest                                      18,767         11,249
    Accrued expenses and other liabilities                29,212         26,831
                                                     -----------    -----------
        Total current liabilities                         86,360         85,079
                                                     -----------    -----------
Long-term debt                                           992,790        968,896
                                                     -----------    -----------
Other long-term liabilities                               28,639           --
                                                     -----------    -----------
Stockholders' equity (deficit):
    Preferred stock-- $.01 par value                           3           --
    Common stock-- $.01 par value                            211            209
    Additional paid-in capital                           377,382        351,210
    Accumulated deficit                                 (543,019)      (384,674)
                                                     -----------    -----------
        Total stockholders' equity (deficit)            (165,423)       (33,255)
                                                     -----------    -----------
                                                     $   942,366    $ 1,020,720
                                                     ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                               1998           1997             1998           1997
                                               ----           ----             ----           ----
Service, rental, and maintenance
   revenues                               $     93,546    $     89,592    $    277,826    $    261,570
Product sales                                   10,506          11,739          31,811          34,029
                                          ------------    ------------    ------------    ------------
    Total revenues                             104,052         101,331         309,637         295,599
Cost of products sold                           (7,173)         (7,753)        (21,863)        (22,044)
                                          ------------    ------------    ------------    ------------
                                                96,879          93,578         287,774         273,555
                                          ------------    ------------    ------------    ------------
Operating expenses:
  Service, rental, and maintenance              20,403          21,116          60,812          59,227
  Selling                                       12,658          12,387          36,902          39,019
  General and administrative                    28,011          27,533          84,527          78,878
  Depreciation and amortization                 56,590          59,750         164,990         179,917
  Restructuring charge                            --              --            16,100            --
                                          ------------    ------------    ------------    ------------
    Total operating expenses                   117,662         120,786         363,331         357,041
                                          ------------    ------------    ------------    ------------
Operating income (loss)                        (20,783)        (27,208)        (75,557)        (83,486)
Interest expense, net                          (27,211)        (24,721)        (78,334)        (72,436)
Equity in loss of affiliate                       --            (1,016)         (2,219)         (2,828)
                                          ------------    ------------    ------------    ------------
Income (loss) before income tax
   benefit and extraordinary item              (47,994)        (52,945)       (156,110)       (158,750)
Benefit from income taxes                         --             5,300            --            15,900
                                          ------------    ------------    ------------    ------------
Income (loss) before extraordinary item        (47,994)        (47,645)       (156,110)       (142,850)
Extraordinary charge from early
   extinguishment of debt                         --              --            (1,720)           --
                                          ------------    ------------    ------------    ------------
Net income (loss)                              (47,994)        (47,645)       (157,830)       (142,850)
Accretion of redeemable preferred stock           --              --              --               (32)
Preferred stock dividend                          (515)           --              (515)           --
                                          ------------    ------------    ------------    ------------
Net income (loss) to common
   stockholders                           $    (48,509)   $    (47,645)   $   (158,345)   $   (142,882)
                                          ============    ============    ============    ============

Basic/diluted net income (loss) per
   common share before extraordinary
   charge                                 $      (2.30)   $      (2.29)   $      (7.47)   $      (6.89)
Extraordinary charge per basic/diluted
   common share                                   --              --             (0.08)           --
                                          ------------    ------------    ------------    ------------
Basic/diluted net income (loss) per
   common share                           $      (2.30)   $      (2.29)   $      (7.55)   $      (6.89)
                                          ============    ============    ============    ============
Basic/diluted weighted average number
   of common shares outstanding             21,067,110      20,777,427      20,968,281      20,735,730
                                          ============    ============    ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           1998         1997
                                                           ----         ----
 Net cash provided by operating activities              $  91,415    $  44,551
                                                        ---------    ---------

 Cash flows from investing activities:
   Additions to property and equipment, net               (58,029)     (63,694)
   Additions to intangible and other assets               (27,756)     (10,978)
                                                        ---------    ---------
 Net cash used for investing activities                   (85,785)     (74,672)
                                                        ---------    ---------

 Cash flows from financing activities:
   Issuance of long-term debt                             455,964       91,000
   Repayment of long-term debt                           (484,013)     (56,035)
   Repayment of redeemable preferred stock                   --         (3,744)
   Net proceeds from sale of preferred stock               25,000         --
   Net proceeds from sale of common stock                     662          424
                                                        ---------    ---------
 Net cash (used for) provided by financing activities      (2,387)      31,645
                                                        ---------    ---------

 Net increase in cash and cash equivalents                  3,243        1,524
 Cash and cash equivalents, beginning of period             3,328        3,497
                                                        ---------    ---------
 Cash and cash equivalents, end of period               $   6,571    $   5,021
                                                        =========    =========

 Supplemental disclosure:
   Interest paid                                        $  42,962    $  45,366
   Accretion of discount on senior notes                $  27,430    $  24,611
   Accretion of redeemable preferred stock              $    --      $      32
















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

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                   September 30,   December 31,
                                                        1998            1997
                                                        ----            ----
                                                    (unaudited)
  Goodwill                                            $281,847        $312,017
  Purchased FCC licenses                               265,873         293,922
  Purchased subscriber lists                            64,341          87,281
  Deferred financing costs                              21,885           8,752
  Investment in Benbow PCS Ventures, Inc. ("Benbow")    12,362           6,189
  Investment in CONXUS Communications, Inc.              6,500           6,500
  Non-competition agreements                             2,026           2,783
  Other                                                  7,828          10,758
                                                      --------        --------
                                                      $662,662        $728,202
                                                      ========        ========

     (c) Tower Site Sale -- In April 1998, Arch announced an agreement to sell certain of its tower site assets (the "Tower Site Sale") for approximately $38 million in cash (subject to adjustment), of which $1.3 million was paid to entities affiliated with Benbow, in payment for certain assets owned by such entities and included in the Tower Site Sale. In the Tower Site Sale, Arch is selling communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and will rent space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its net proceeds from the Tower Site Sale (estimated to be $36 million) to repay indebtedness under the Amended Credit Facility (see Note (e)). Arch held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to Arch of approximately $12 million (excluding the $1.3 million which was paid to entities affiliated with Benbow) and held a second closing on September 29, 1998 with gross proceeds to Arch of approximately $20.4 million. The final closing for the balance of the transaction is expected to be completed in the fourth quarter of 1998, although no assurance can be given that the final closing will be held as expected.

     Arch entered into options to repurchase each site and until this continuing involvement ends the gain is deferred and included in other long-term liabilities. At September 30, 1998, Arch had sold 117 of the 133 sites which resulted in a total gain of approximately $23.5 million and through September 30, 1998 approximately $1.5 million of this gain had been recognized in the statement of operations and is included operating income.

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

     (f) Series C Convertible Preferred Stock -- On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of 250,000 shares of Series C Convertible Preferred Stock of Arch ("Series C Preferred Stock"). Arch used $24.0 million of the net proceeds to repay indebtedness under ACE's existing credit facility as part of the establishment of the Amended Credit Facility. The Series C Preferred Stock: (i) is convertible into Common Stock of Arch at an initial conversion price of $5.50 per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch's Common Stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or the liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock; (iv) is subject to redemption for cash or conversion into Arch's Common Stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the Indenture governing Arch's 107/8% Senior Discount Notes due 2008 (the "Arch Discount Notes Indenture"), requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the Arch Discount Notes Indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch, at this time, intends to convert such Series C Preferred Stock into Arch Common Stock.

     (g) Divisional Reorganization - In June 1998, Arch's Board of Directors approved a reorganization of its operations (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western and Northern divisions into four existing operating divisions and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and to take advantage of various operating efficiencies. In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) plans to close certain office locations and redeploy other assets and (iii) has recorded a restructuring charge of $16.1 million, or $0.77 per share (basic and diluted) in the second quarter of 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations (iii) $1.4 million for the writedown of fixed assets and (iv) $1.5 million of other costs.

     The write-down of fixed assets primarily relates to a non-cash charge which will reduce the carrying amount of certain leasehold improvements that the Company will not continue to utilize following the Divisional Reorganization, to their estimated net realizable value as of the date such assets are projected to be disposed of or abandoned by the Company. The net realizable value of these assets was determined based on management's estimates and due to the nature of the assets should be minimal. Such estimates are subject to change.

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

     Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 280 net positions. As a result of eliminating these positions, the Company will involuntarily terminate an estimated 900 personnel. The majority of the positions to be eliminated will be related to the customer service, collections, inventory and billing functions in local and regional offices which will be closed as a result of the Divisional Reorganization. As of September 30, 1998, 114 employees had been terminated due to the Divisional Reorganization. The majority of the severance and benefits costs to be paid by the Company will be paid during the remainder of 1998 and in 1999.

     The Company's restructuring activity as of September 30, 1998 is as follows (in thousands):

                                  Reserve
                                 Initially   Utilization of Reserve   Remaining
                                Established      Cash     Non-cash     Reserve
                                -----------      ----     --------     -------
Severance costs.............     $  9,700      $ 1,105    $    --     $  8,595
Lease obligation costs......        3,500           34         --        3,466
Write-down of fixed assets..        1,400           --         --        1,400
Other costs.................        1,500          151         --        1,349
                                  -------      -------    -------     --------
    Total...................      $16,100      $ 1,290    $    --     $ 14,810
                                  =======      =======    =======     ========


     (h) Recent and Pending Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in 1998. The adoption of this standard did not have an effect on its reporting of income.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Arch intends to adopt SFAS No. 131 for its year ending December 31, 1998. Arch has not completed its review of SFAS No. 131 but adoption of this standard is not expected to have a significant impact on Arch's financial reporting.

     In March 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for capitalizing costs of computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1998. The adoption of SOP 98-1 has not had a material effect on Arch's financial position or results of operations.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings. Arch intends to adopt SFAS No. 133 effective January 1, 2000. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.



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

TOWER SITE SALE

     In April 1998, Arch announced an agreement to sell certain of its tower site assets (the "Tower Site Sale") for approximately $38 million in cash (subject to adjustment), of which $1.3 million was paid to entities affiliated with Benbow, in payment for certain assets owned by such entities and included in the Tower Site Sale. In the Tower Site Sale, Arch is selling communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and will rent space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its net proceeds from the Tower Site Sale (estimated to be $36 million) to repay indebtedness under the Amended Credit Facility (see Note (e)). Arch held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to Arch of approximately $12 million (excluding the $1.3 million which was paid to entities affiliated with Benbow) and held a second closing on September 29, 1998 with gross proceeds to Arch of approximately $20.4 million. The final closing for the balance of the transaction is expected to be completed in the fourth quarter of 1998, although no assurance can be given that the final closing will be held as expected.

DIVISIONAL REORGANIZATION

     In June 1998, Arch's Board of Directors approved a reorganization of its operations (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western and Northern divisions into four existing operating divisions and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and to take advantage of various operating efficiencies.

     Arch estimates that the Divisional Reorganization, once fully implemented, will result in annual cost savings of approximately $15 million. These cost savings will consist primarily of a reduction in compensation expense of approximately $11.5 million, a reduction in rental expense of facilities and general and administrative costs of approximately $3.5 million. Arch expects to reinvest a portion of these cost savings to expand its sales activities, however to date the extent of this reinvestment and therefore the cost has not been determined.

     In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) plans to close certain office locations and redeploy other assets and (iii) has recorded a restructuring charge of $16.1 million during the second quarter of 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations (iii) $1.4 million for the writedown of fixed assets and (iv) $1.5 million of other costs. The severance costs and lease obligations will require cash outlays throughout the 18 to 24 month restructuring period. Management anticipates the cash requirements for these items to be relatively consistent from quarter to quarter throughout the Divisional Reorganization period. These cash outlays will be funded from operations or the Company's Amended Credit Facility. There can be no assurance that the desired cost savings will be achieved or that the anticipated reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. See Note (g) to the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

     Total revenues increased to $104.1 million (a 2.7% increase) and $309.6 million (a 4.7% increase) in the three and nine months ended September 30, 1998, respectively, from $101.3 million and $295.6 million in the three and nine months ended September 30, 1997, respectively. Net revenues (total revenues less cost of products sold) increased to $96.9 million (a 3.5% increase) and $287.8 million (a 5.2% increase) in the three and nine months ended September 30, 1998, respectively, from $93.6 million and $273.6 million in the three and nine months ended September 30, 1997, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $93.5 million (a 4.4% increase) and $277.8 million (a 6.2% increase) in the three and nine months ended September 30, 1998, respectively, from $89.6 million and $261.6 million in the three and nine months ended September 30, 1997, respectively. These increases in revenues were due primarily to the increase through internal growth in the number of pagers in service from 3.8 million at September 30, 1997 to 4.2 million at September 30, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 1998 and 1997. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, decreased to $3.3 million (a 16.4% decrease) and $9.9 million (a 17.0% decrease) in the three and nine months ended September 30, 1998, respectively, from $4.0 million and $12.0 million in the three and nine months ended September 30, 1997, respectively, as a result of a decline in the average revenue per pager sold.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, were $20.4 million (21.1% of net revenues) and $60.8 million (21.1% of net revenues) in the three and nine months ended September 30, 1998, respectively, compared to $21.1 million (22.6% of net revenues) and $59.2 million (21.7% of net revenues) in the three and nine months ended September 30, 1997, respectively. The increase in the nine-month period was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber were $20 in both the three and nine months ended September 30, 1998, respectively, compared to $23 and $22, respectively, in the corresponding 1997 periods.

     Selling expenses were $12.7 million (13.1% of net revenues) and $36.9 million (12.8% of net revenues) in the three and nine months ended September 30, 1998, respectively, compared to $12.4 million (13.2% of net revenues) and $39.0 million (14.3% of net revenues) in the three and nine months ended September 30, 1997, respectively. The increase in the three-month period was primarily due to the addition of salespeople to support the Company's direct channel of distribution, as well as increased advertising. The decrease in the nine-month period was due primarily to a decrease in the number of net new pagers in service and marketing costs incurred in 1997 to promote the Company's new Arch Paging brand identity. The number of net new pagers in service resulting from internal growth decreased by 30% and 34% in the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997, respectively, primarily due to Arch's shift in operating focus from unit growth to capital efficiency and leverage reduction.

     General and administrative expenses increased to $28.0 million (28.9% of net revenues) and $84.5 million (29.4% of net revenues) in the three and nine months ended September 30, 1998, respectively, from $27.5 million (29.4% of net revenues) and $78.9 million (28.8% of net revenues) in the three and nine months ended September 30, 1997, respectively. The increases were due primarily to administrative and facility costs associated with supporting more pagers in service.

     Depreciation and amortization expenses decreased to $56.6 million and $165.0 million in the three and nine months ended September 30, 1998, respectively, from $59.8 million and $179.9 million in the three and nine months ended September 30, 1997, respectively. These expenses principally reflect Arch's acquisitions of paging businesses in prior periods, accounted for as purchases, and investment in pagers and other system expansion equipment to support growth.

     Operating losses decreased to $20.8 million and $75.6 million in the three and nine months ended September 30, 1998, respectively, from $27.2 million and $83.5 million in the three and nine months ended September 30, 1997, respectively, as a result of the factors outlined above.

     Net interest expense increased to $27.2 million and $78.3 million in the three and nine months ended September 30, 1998, respectively, from $24.7 million and $72.4 million in the three and nine months ended September 30, 1997, respectively. The increases were principally attributable to an increase in Arch's outstanding debt. Interest expense for the nine months ended September 30, 1998 and 1997 include approximately $27.4 million and $24.6 million, respectively, of non-cash interest accretion on the 107/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") under which semi-annual interest payments commence on September 15, 2001.

     The Company recognized income tax benefits of $5.3 million and $15.9 million in the three and nine months ended September 30, 1997, respectively. These benefits represent the tax benefit of operating losses incurred subsequent to the acquisitions of USA Mobile Communications Holdings. Inc. ("USA Mobile") and Westlink Holdings, Inc. ("Westlink") which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile in September 1995 and Westlink in May 1996. The tax benefit of these operating losses was fully recognized during 1997. Accordingly, the Company has established a valuation reserve against its deferred tax asset which reduced the income tax benefit to zero. The Company does not expect to recover, in the foreseeable future, its deferred tax asset and will continue to increase its valuation reserve accordingly.

     In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

     Net loss increased to $48.0 million and $157.8 million in the three and nine months ended September 30, 1998, respectively, from $47.6 million and $142.9 million in the three and nine months ended September 30, 1997, respectively, as a result of the factors outlined above.

     Earnings before interest, taxes, depreciation and amortization, excluding restructuring charge, equity in loss of affiliate, income tax benefit and extraordinary items ("EBITDA") increased 10.0% to $35.8 million (37.0% of net revenues) and 9.4% to $105.5 million (36.7% of net revenues) in the three and nine months ended September 30, 1998, respectively, from $32.5 million (34.8% of net revenues) and $96.4 million (35.3% of net revenues) in the three and nine months ended September 30, 1997, respectively, as a result of the factors outlined above. EBITDA is a commonly used measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with certain covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect restructuring charges, income tax benefit or interest expense. One of Arch's principal financial objectives is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including the purchase of pagers and paging system equipment, construction and expansion of paging systems and possible acquisitions. EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other paging companies.


LIQUIDITY AND CAPITAL RESOURCES

     Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to finance acquisitions and to service debt.

Capital Expenditures And Commitments

     Arch's capital expenditures decreased from $74.7 million in the nine months ended September 30, 1997 to $67.9 million (exclusive of $17.8 million of deferred financing costs incurred in connection with the 12 3/4% Senior Notes, the API Credit Facility and its proposed acquisition of MobileMedia Communications, Inc.) in the nine months ended September 30, 1998. To date, Arch has funded its capital expenditures with net cash provided by operating activities, the issuance of equity securities and the incurrence of debt.

        Arch currently anticipates capital expenditures of approximately $85 million to $90 million (exclusive of deferred financing costs) for the year ending December 31, 1998, primarily for the purchase of pagers, paging system equipment and transmission equipment, as well as expenditures for information systems and advances to Benbow (as described below). Such amounts are subject to change based on the Company's internal growth rate and acquisition activity, if any, during 1998. Included in the Company's anticipated capital expenditures for 1998 is funding to upgrade hardware and to internally develop software for a centralized billing and management information system which is expected to offer the back office capability to support significant future growth. Arch believes that it will have sufficient cash available from operations and its Amended Credit Facility to fund these expenditures.

        Arch is obligated, to the extent such funds are not available to Benbow from other sources and subject to the approval of Arch's designee on Benbow's Board of Directors, to advance to Benbow sufficient funds to service its FCC license-related debt obligations incurred by Benbow in connection with its acquisition of its N-PCS licenses and to finance construction of an N-PCS system. Arch estimates that the total cost to Benbow of servicing its debt obligations and constructing an N-PCS system (including the effect of Benbow's acquisition of Page Call Inc.) will be approximately $100 million over the next five years. Arch currently anticipates that approximately $40 million (approximately $10 million in each of the next four years) of such amount will be funded by Arch and the balance will be funded through vendor financing and other sources.

Sources Of Funds

     Arch's net cash  provided by  operating  activities  was $91.4  million and
$44.6   million  in  the  nine  months  ended   September  30,  1998  and  1997,
respectively.

     Arch believes that its capital needs for the foreseeable future will be funded with borrowings under its Amended Credit Facility , net cash provided by operations and, depending on the Company's needs and market conditions, possible sales of equity or debt securities.

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


     Equity Investment

     On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of Series C Convertible Preferred Stock of Arch ("Series C Preferred Stock"). Arch used $24.0 million of the net proceeds to repay indebtedness under ACE's existing credit facility as part of the establishment of the Amended Credit Facility. The Series C Preferred Stock: (i) is convertible into Common Stock of Arch at an initial conversion price of $5.50 per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch's Common Stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock; (iv) is subject to redemption for cash or conversion into Arch's Common Stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the Indenture governing Arch's 107/8% Senior Discount Notes due 2008 (the "Arch Discount Notes Indenture"), requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the Arch Discount Notes Indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch, at this time, intends to convert the Series C Preferred Stock into Arch Common Stock.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

Indebtedness And High Degree Of Leverage

     Arch is highly  leveraged.  At  September  30, 1998,  Arch had  outstanding
$992.8 million of total debt. The Company's high degree of leverage may have adverse consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on acceptable terms, if at all; (ii) a substantial portion of the cash flow of the Company and its subsidiaries will be required to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Amended Credit Facility, the Indenture and the indentures under which the ACI Notes are outstanding contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company; (iv) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; (v) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally; and
(vi) the Company's high degree of leverage may impair its ability to participate in future consolidation of the paging industry. Arch has implemented various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth, but Arch has not yet reduced its financial leverage significantly. There can be no assurance that Arch will be able to reduce its financial leverage significantly or that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments, including the Senior Discount Notes.

Future Capital Needs

     The Company's business strategy requires the availability of substantial funds to finance the continued development and further growth and expansion of its operations, including possible acquisitions. The amount of capital required by the Company will depend upon a number of factors, including subscriber growth, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of the Company's N-PCS strategy and acquisition strategies and opportunities. No assurance can be given that additional equity or debt financing will be available to the Company when needed on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

History Of Losses

     The Company has not reported any net income since its inception. The Company's historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and pager depreciation, interest expense and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company. The Company expects to continue to report net losses for the foreseeable future.

Possible Acquisition Transactions

     Arch believes that the paging industry will undergo further consolidation and Arch expects to participate in such continued industry consolidation. The Company has evaluated and expects to continue to evaluate possible acquisition transactions on an ongoing basis and at any given time may be engaged in discussions with respect to possible acquisitions or other business combinations. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of the Company's management and the financial and other resources of the Company. No assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, that the Company's future acquisitions will be successful, or that the Company will participate in any future consolidation of the paging industry.

     Arch has agreed to acquire MobileMedia Communications, Inc. (together with its subsidiaries "MobileMedia"), one of the largest paging companies in the United States ( the "MobileMedia Transaction"). As part of the MobileMedia Transaction, MobileMedia would become a wholly owned subsidiary of API and Arch would issue certain stock, warrants and stock purchase rights, pay $479.0 million in cash to certain creditors of MobileMedia, pay approximately $60.0 million of administrative, transactional and related costs, raise $217.0 million in cash through a rights offering of its stock, and cause ACI and API to borrow an estimated total of $322.0 million. Following consummation of the MobileMedia Transaction, Arch would be the second largest paging operator in the United States as measured by pagers in service, net revenues and EBITDA. Arch believes that the MobileMedia Transaction, if effected, would result in a reduction in the overall financial leverage of Arch, as well as certain anticipated operating synergies and cost savings.

     MobileMedia, together with its parent company MobileMedia Corporation, are operating as debtors-in-possession in connection with their pending insolvency proceedings under Chapter 11 of the U.S. Bankruptcy Code. Consummation of the MobileMedia Transaction is subject to Bankruptcy Court approval, approval by Arch's stockholders and MobileMedia's creditors, approval by the Federal Communications Commission ("FCC"), the availability of sufficient financing and other conditions. THERE CAN BE NO ASSURANCE THAT ARCH WILL ACQUIRE MOBILEMEDIA
OR THAT, IF ARCH ACQUIRES MOBILEMEDIA, ARCH WOULD REALIZE ITS ANTICIPATED IMPROVEMENTS IN FINANCIAL LEVERAGE, OPERATING SYNERGIES OR COST SAVINGS. The acquisition of MobileMedia by Arch will increase ACI's and API's indebtedness and will involve significant operational and financial risks, including but not limited to the risks associated with integrating MobileMedia's operations with the current operations of Arch and its subsidiaries, and these risks may be exacerbated by the fact that MobileMedia is currently operating under the jurisdiction of the Bankruptcy court.

Dependence On Key Personnel

     The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The Company does not have employment agreements with, or maintain life insurance on, any of its current executive officers, although certain executive officers have entered into non-competition agreements and all executive officers have entered into executive retention agreements with the Company. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

Competition And Technological Change

     The Company faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. Monthly fees for basic paging services have, in general, declined in recent years, due in part to competitive conditions, and the Company may face significant price-based competition in the future which could have a material adverse effect on the Company. Certain of the Company's competitors possess greater financial, technical and other resources than the Company. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on the Company's markets, there could be a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

     Competitors are currently using and developing a variety of two-way paging technologies. The Company does not presently provide such two-way services, other than as a reseller. Although such services generally are higher priced than traditional one-way paging services, technological improvements could result in increased capacity and efficiency for such two-way paging technologies and, accordingly, could result in increased competition for the Company. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by the Company or could require the Company to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Other forms of wireless two-way communications technology, including cellular and broadband personal communications services ("PCS"), and specialized mobile radio services, also compete with the paging services that the Company provides. While such services are primarily focused on two-way voice communications, service providers are, in many cases, electing to provide paging services as an adjunct to their primary services. Technological change also may affect the value of the pagers owned by Arch and leased to its subscribers. If Arch's subscribers requested more technologically advanced pagers, including but not limited to two-way pagers, the Company could incur additional inventory costs and capital expenditures if it were required to replace pagers leased to its subscribers within a short period of time. Such additional investment or capital expenditures could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company. There can be no assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

Subscriber Turnover

     The results of operations of wireless messaging service providers, such as the Company, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, disconnections directly and adversely affect EBITDA. An increase in the Company's subscriber cancellation rate could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

Dependence On Third Parties

     The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. The Company's purchase agreement with Motorola expires on June 19, 1999, with a provision for automatic renewal for successive one year terms unless either party gives notice of cancellation by May 20 of any year. There can be no assurance that the Company's agreement with Motorola will be automatically renewed or, if renewed, that such agreement will be on terms and conditions as favorable to the Company as those under the current agreement. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be materially adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms. The Company also relies on third parties to provide satellite transmission for some aspects of its paging services. To the extent there are satellite outages or if satellite coverage is otherwise impaired, the Company may experience a loss of service until such time as satellite coverage is restored, which could have an adverse material effect on the Company.

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

Impact Of The Year 2000 Issue

        The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, in less than two years, the computerized systems (including both information and non-information technology systems) and applications used by Arch will need to be reviewed, evaluated and, if and where necessary, modified or replaced to ensure that all financial, information and operating systems are Year 2000 compliant.

     Arch has created a cross-functional project group (the "Y2K Project Group") to work on the Year 2000 problem. The Y2K Project Group is finishing its analysis of external and internal areas likely to be affected by the Year 2000 problem. It has classified the identified areas of concern into either a mission critical or non-mission critical status. For the external areas, Arch has distributed vendor surveys to its primary and secondary vendors. The surveys requested information about hardware and/or software supplied by information technology vendors as well as non-information technology system vendors that might use embedded technologies in their systems or products. Information was requested regarding the vendor's Year 2000 compliance planning, timing, status, testing and contingency planning. As part of its evaluation of Year 2000 vulnerability related to its pager and paging equipment vendors, Arch has discussed with them their efforts to identify potential issues associated with their equipment and/or software and has concluded that, to the extent any vulnerability exists, it has been addressed. Internally, Arch has initiated an inventory audit of hardware and software testing for both its corporate and divisional operations. These areas of operation include: information systems, finance, operations, inventory, billing, pager activation and purchasing. Additional testing is scheduled to conclude in the first quarter of 1999.

     The Company expects that it will incur costs to replace existing hardware software and paging equipment, which will be capitalized and amortized in accordance with the Company's existing accounting policies, while maintenance or modification costs will be expensed as incurred. Arch has upgraded hardware to enable compliance testing to be performed on dedicated test equipment in an isolated production-like environment. Based on the Company's costs incurred to date, as well as estimated costs to be incurred over the next fourteen months, the Company does not expect that resolution of the Year 2000 problem will have a material adverse effect on its results of operations and financial condition. Costs of the Year 2000 project are based on current estimates and actual results may vary significantly from such estimates once detailed plans are developed and implemented.

     While it is Arch's stated goal to be compliant, on an internal basis, by September 30, 1999, Arch may face the possibility that one or more of its mission critical vendors, such as its utilities, telephone carriers or satellite carriers, may not be Year 2000 compliant. Because of the unique nature of such vendors, alternative providers of these services may not be available. Additionally, although Arch has initiated its test plan for its business-related hardware and software applications, there can be no assurance that such testing will detect all applications that may be affected by the Year 2000 problem. Lastly, Arch does not manufacture any of the pagers or paging-related equipment used by its customers or for its own paging operations. Although Arch has initiated testing of such equipment it has relied on to a large extent the representations of its vendors with respect to their readiness. Arch can offer no assurances as to the accuracy of such vendor's representations.

     Arch has initiated the process of designing and implementing contingency plans relating to the Year 2000 problem. To this end, each department will identify the likely risks and determine commercially reasonable solutions. The Y2K Project Group will collect and review the determinations on both a department-by-department and company-wide basis. Arch intends to complete its Year 2000 contingency planning during calendar year 1999.



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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None.

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

          In addition, the Company's By-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed to the Secretary of the Company at the principal offices of the Company, and received not less than 80 days prior to the 1999 Annual Meeting; provided, however, that if less than 90 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, such nomination shall have been mailed or delivered to the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on May 18, 1999. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's By-Laws, appropriate notice would need to be provided no later than February 27, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

          (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARCH COMMUNICATIONS GROUP, INC.


Dated:  November 12, 1998                   By: /S/ J. ROY POTTLE
                                                -----------------
                                                J. Roy Pottle
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


 EXHIBIT          DESCRIPTION
  27.1*      -    Financial Data Schedule.

*   Filed herewith