Form 10-K
period 1998-12-31
ARCH COMMUNICATIONS GROUP INC /DE/
filed 1999-03-19
CIK 915390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
1934    X
     -------

For the Fiscal Year Ended   December 31, 1998
                           -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 1999 was approximately $19,620,000.

The number of shares of Registrant's Common Stock outstanding on March 10, 1999 was 21,215,583.

Portions of Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant to be held on May 18, 1999, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

   Arch Communications Group, Inc. ("Arch or the "Company") is a leading provider of wireless messaging services, primarily paging services, and is the third largest paging company in the United States (based on units in service). Arch had 4.3 million units in service at December 31, 1998. Arch operates in 41 states and more than 180 of the 200 largest markets in the United States. Arch offers local, regional and nationwide paging services employing digital networks covering approximately 85% of the United States population. Arch offers four types of paging services through its networks: digital display, alphanumeric display, tone-only and tone-plus-voice. Arch also offers enhanced and complementary services, including voice mail, personalized greeting, message storage and retrieval, pager loss protection and pager maintenance.

   Arch has achieved significant growth in units in service through a combination of internal growth and acquisitions. From January 1, 1996 through December 31, 1998, Arch's total number of units in service grew at a compound rate on an annualized basis of 28.7%. For the same period on an annualized basis, Arch's compound rate of internal units in service growth (excluding units added through acquisitions) was 23.8%. From commencement of operations in September 1986, Arch has completed 33 acquisitions representing an aggregate of
1.7 million units in service at the time of purchase.

   The following table sets forth certain information regarding the approximate number of units in service with Arch subscribers and net increases in number of units in service through internal growth and acquisitions during the periods indicated:



                                    Units in Service      Net Increase in      Increase in Units       Units in
                                     at Beginning of       Units through            through         Service at End
Year Ended August 31,                    Period          Internal Growth(1)     Acquisitions(2)       of Period
------------------------------           ------          ----------------       ------------          ---------
      1987...................              4,000                3,000                12,000              19,000
      1988...................             19,000                8,000                 3,000              30,000
      1989...................             30,000               14,000                34,000              78,000
      1990...................             78,000               20,000                 4,000             102,000
      1991...................            102,000               24,000                 1,000             127,000
      1992...................            127,000               33,000                    --             160,000
      1993...................            160,000               70,000                24,000             254,000
      1994...................            254,000              138,000                18,000             410,000
Four Months Ended December 31,
------------------------------
      1994...................            410,000               64,000                64,000             538,000
Year Ended December 31,
------------------------------
      1995...................            538,000              366,000             1,102,000           2,006,000
      1996...................          2,006,000              815,000               474,000           3,295,000
      1997...................          3,295,000              595,000                    --           3,890,000
      1998...................          3,890,000              386,000                    --           4,276,000
------------------------------

(1)  Includes   internal  growth  in  acquired  paging  businesses  after  their acquisition by Arch.  Increases in units through internal growth are net of subscriber cancellations during each applicable period.
(2)  Based on units in service of the acquired paging business at the time of their acquisition by Arch.


PENDING MOBILEMEDIA MERGER

   On August 18, 1998, the Company entered into an Agreement and Plan of Merger (as amended as of September 3, 1998, December 1, 1998 and February 8, 1999, the "MobileMedia Merger Agreement") providing for a merger (the "MobileMedia Merger") of MobileMedia Communications, Inc. ("MobileMedia") with and into a subsidiary of Arch. The MobileMedia Merger is part of MobileMedia's Plan of Reorganization to emerge from Chapter 11 bankruptcy (as amended, the "Reorganization Plan"). Arch's stockholders approved the MobileMedia Merger on January 26, 1999. On February 5, 1999, the Federal Communications Commission

(the "FCC") released an order approving the transfer of MobileMedia's FCC licenses to Arch in connection with the MobileMedia Merger, subject to approval and confirmation of the Reorganization Plan. The order granting the transfer became a final order, no longer subject to reconsideration or judicial review, on March 7, 1999. Consummation of the MobileMedia Merger and the associated debt and equity financings (described below) (collectively, the "MobileMedia Transactions") is subject to the confirmation of the Reorganization Plan by the U.S. Bankruptcy Court for the District of Delaware, the occurrence or waiver of the conditions to the consummation of the Reorganization Plan, performance by third parties of their contractual obligations, the availability of sufficient financing and other conditions. There can be no assurance the MobileMedia Merger will be consummated.

   Pursuant to the MobileMedia Merger, Arch will: (i) issue certain stock and warrants; (ii) pay $479.0 million in cash to certain creditors of MobileMedia;
(iii) pay approximately $85.0 million of administrative expenses, amounts to be outstanding at the Effective Time under the DIP Credit Agreement and transactional and related costs; (iv) raise $217.0 million in cash through rights offerings of its common stock (the "Rights Offering"); and (v) cause its wholly owned subsidiary, Arch Communications, Inc. ("ACI") and ACI's principal operating subsidiary, Arch Paging Inc. ("API"), to borrow a total of approximately $347.0 million. After consummation of the MobileMedia Transactions, which is expected to occur during the second quarter of 1999, MobileMedia will become a wholly owned subsidiary of API.

   Following the consummation of the MobileMedia Merger, Arch will be the second largest paging operator in the United States as measured by units in service and net revenues (total revenues less cost of products sold).

PAGING INDUSTRY OVERVIEW

   Paging is a method of wireless communication which uses an assigned radio frequency to contact a paging subscriber anywhere within a designated service area. A subscriber carries a pager which receives messages by the transmission of a one-way radio signal. To contact a subscriber, a message is usually sent by placing a telephone call to the subscriber's designated telephone number. The telephone call is received by an electronic paging switch which generates a signal that is sent to radio transmitters in the service area. Depending upon the topography of the service area, the operating radius of a radio transmitter typically ranges from three to 20 miles. The transmitters broadcast a signal that is received by the pager a subscriber carries, which alerts the subscriber by a tone or vibration that there is a voice, tone, digital or alphanumeric message.

   The paging industry has been in existence since 1969 when the FCC allocated a group of radio frequencies for use in providing one-way and two-way types of mobile communications services. Industry sources estimate that, the number of units in service in the United States grew at an annual rate of approximately 25% between 1992 and 1997 although since 1997, growth has slowed considerably. The paging industry has undergone substantial consolidation over the past ten years, and Arch believes that the top five paging carriers represent approximately 50% of the units in service. Nonetheless, Arch believes that the paging industry remains fragmented, with more than 300 licensed carriers in the United States, and will continue to undergo consolidation.

   Arch believes that paging is the most cost-effective form of mobile wireless communications. Paging has an advantage over conventional telephone service because a pager's reception is not restricted to a single location, and over a cellular telephone or broadband PCS handset because a pager is smaller, has a longer battery life and, most importantly, because pagers and air time required to transmit an average message cost less than equipment and air time for cellular telephones or broadband PCS handsets. Paging subscribers generally pay a flat monthly service fee for pager services, regardless of the number of messages, unlike cellular telephone or broadband PCS subscribers, whose bills typically have a significant variable usage component. For these reasons, some cellular subscribers use a pager in conjunction with their cellular telephone to screen incoming calls and thus lower the expense of cellular telephone service, and to a lesser extent, some broadband PCS subscribers use a pager in conjunction with their broadband PCS handsets, which often incorporate messaging functions, but have a much shorter battery life.

   The paging industry has benefited from technological advances resulting from research and development conducted by vendors of pagers and transmission equipment. Such advances include microcircuitry, liquid crystal display technology and standard digital encoding formats, which have enhanced the capability and capacity of paging services while lowering equipment and air time costs. Technological improvements have enabled Arch to provide better quality services at lower prices to its subscribers and have generally contributed to growth in the market for paging services.

   The paging industry has traditionally distributed its services through direct marketing and sales activities. In recent years, additional channels of distribution have evolved, including: (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; (iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment; and (v) most recently, the Internet. While most paging subscribers traditionally have been business users, industry observers believe that pager use among retail consumers has increased significantly in recent years. In addition, paging subscribers have increasingly chosen to purchase rather than lease their pagers. These trends are expected to continue.

BUSINESS STRATEGY

   Arch's strategic objective is to strengthen its position as one of the leading nationwide paging companies in the United States. Arch believes that larger, multi-market paging companies enjoy a number of competitive advantages, including: (i) operating efficiencies resulting from more intensive utilization of existing paging systems; (ii) economies of scale in purchasing and administration; (iii) broader geographic coverage of paging systems; (iv) greater access to capital markets and lower costs of capital; (v) the ability to obtain additional radio spectrum; (vi) the ability to offer high-quality services at competitive prices; and (vii) enhanced ability to attract and retain management personnel. Arch believes that the current size and scope of its operations afford it many of these advantages, and that it has the scope and presence to effectively compete on a national level. In addition, Arch believes that the paging industry will undergo further consolidation, and Arch expects to participate in such consolidation.

   Arch's operating objectives are to increase its Adjusted EBITDA (as defined in Item 6 -- "Selected Consolidated Financial and Operating Data"), deploy its capital efficiently, reduce its financial leverage and expand its customer relationships. Arch pursues the following strategies to achieve its operating objectives:

      Low-Cost Operating Structure. Arch has selected a low-cost operating strategy as its principal competitive tactic. Arch believes that a low-cost operating structure, compared to the other two fundamental competitive tactics in the paging industry (differentiated premium pricing and niche positioning), maximizes its flexibility to offer competitive prices while still achieving target margins and Adjusted EBITDA. Arch maintains a low-cost operating structure through a combination of (i) the consolidation of certain operating functions, including centralized purchases from key vendors, to achieve economies of scale, and (ii) the installation of technologically advanced and reliable transmission systems. In June 1998, the Arch Board approved a divisional reorganization (the "Divisional Reorganization"), as part of which Arch has consolidated its seven operating divisions into four operating divisions and is in the process of consolidating certain regional administrative support functions, resulting in various operating efficiencies. The Divisional Reorganization, once fully implemented, is expected to result in annual cost savings of approximately $15.0 million (approximately $11.5 million for salary and employee benefits and $3.5 million for lease obligations).

      Efficient Capital Deployment. Arch's principal financial objective is to reduce financial leverage by reducing capital requirements and increasing Adjusted EBITDA. To reduce capital expenditures, Arch has implemented a company-wide focus on the sale, rather than lease, of pagers, since subscriber-owned units require a lower level of capital investment than
   Arch-owned units. As a result of these efforts, the number of subscriber-owned units, as a percentage of net new units in service, increased from 65.2% in the year ended December 31, 1997 to 69.7% in the year ended December 31, 1998. In addition, Arch has modified its incentive compensation programs for line managers so that bonuses are based, in part, on capital efficiency.

      Fast Follower on N-PCS Opportunities. Consistent with its low-cost provider competitive tactic, Arch has focused its capital and marketing resources on one-way paging and other enhanced services rather than N-PCS services. However, Arch recognizes the potential benefits to current and prospective customers and the associated market opportunities from certain N-PCS applications, such as two-way text and voice messaging services. Arch has taken steps to position itself to participate in new and emerging N-PCS services and applications, including marketing N-PCS services as a reseller and its 49.9% equity interest in Benbow PCS Ventures, Inc. ("Benbow").

      Capitalize on Revenue Enhancement Opportunities. Arch believes there are a number of new revenue opportunities associated with its 4.3 million units in service, including increasing the proportion of subscribers utilizing alphanumeric display services, which generate higher revenue, and selling value-added, non-facilities-based enhanced services such as voicemail, resale of long-distance service and fax storage and retrieval.

PAGING OPERATIONS

   Arch currently provides four basic types of paging services: digital display, alphanumeric display, tone-only and tone-plus-voice. Depending upon the type of pager used, a subscriber may receive information displayed or broadcast by the pager or may receive a signal from the pager indicating that the subscriber should call a prearranged number or a company operator to retrieve a message.

   A digital display pager permits a caller to transmit to the subscriber a numeric message that may consist of a telephone number, an account number or coded information, and has the capability to store several such numeric messages in memory for later recall by the subscriber. An alphanumeric display pager allows subscribers to receive and store messages consisting of both numbers and letters. A tone-only pager notifies the subscriber that a call has been received by emitting an audible beeping sound or vibration. A tone-plus-voice pager emits a beeping sound followed by a brief voice message. Arch provides digital display, alphanumeric display and tone-only service in all of its markets and tone-plus-voice service in only a few markets.

   Digital display paging service, which was introduced by the paging industry nearly 20 years ago, has in recent years grown at a faster rate than tone-only or tone-plus-voice service and currently represents a majority of all units in service. The growth of alphanumeric display service, which was introduced in the mid-1980s, has been constrained by its difficult data-input and specialized equipment requirements and its relatively high use of system capacity during transmission. The following table summarizes the types of Arch's units in service at the dates indicated:

                                               December 31,
                           ---------------------------------------------------
                                1996              1997              1998
                           ---------------   ---------------   ---------------
                             Units     %       Units     %       Units     %
Digital display..........  2,796,000   85%   3,284,000   85%   3,586,000   84%
Alphanumeric display.....    395,000   12      524,000   13      621,000   14
Tone-only................     54,000    2       43,000    1       35,000    1
Tone-plus-voice..........     50,000    1       39,000    1       34,000    1
                           =========  ====   =========  ====   =========  ====
     Total...............  3,295,000  100%   3,890,000  100%   4,276,000  100%
                           =========  ====   =========  ====   =========  ====


   Arch provides paging service to subscribers for a monthly fee. Subscribers either lease the pager from Arch for an additional fixed monthly fee or they own the pager, having purchased it either from Arch or from another vendor. The monthly service fee is generally based upon the type of service provided, the geographic area covered, the number of pagers provided to the customer and the period of the subscriber's commitment. Subscriber-owned pagers provide a more rapid recovery of Arch's capital investment than pagers owned and maintained by Arch, but may generate less recurring revenue. Arch also sells pagers to third-party resellers who lease or resell pagers to their own subscribers and resell Arch's paging services under marketing agreements. The following table summarizes the number of Arch-owned and leased, subscriber-owned and reseller-owned units in service at the dates indicated:

                                               December 31,
                           ---------------------------------------------------
                                1996              1997              1998
                           ---------------   ---------------   ---------------
                             Units     %       Units     %       Units     %
Arch-owned and leased....  1,533,000   47%   1,740,000   45%   1,857,000   43%
Subscriber-owned.........    914,000   28    1,087,000   28    1,135,000   27
Reseller-owned...........    848,000   25    1,063,000   27    1,284,000   30
                           =========  ====   =========  ====   =========  ====
     Total...............  3,295,000  100%   3,890,000  100%   4,276,000  100%
                           =========  ====   =========  ====   =========  ====

   Arch provides enhancements and ancillary services such as voice mail, personalized greetings, message storage and retrieval, pager loss protection and pager maintenance services. Voice mail allows a caller to leave a recorded message that is stored in Arch's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's pager and can retrieve the stored message by calling Arch's paging terminal. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's pager or voice mail box. Message storage and retrieval allows a subscriber who leaves Arch's service area to retrieve calls that arrived during the subscriber's absence from the service area. Pager loss protection allows subscribers who lease pagers to limit their costs of replacement upon loss or destruction of a pager. Pager maintenance services are offered to subscribers who own their own equipment. Arch is also in the process of test marketing various non-facilities-based value-added services that can be integrated with existing paging services. These include, among other services, voicemail, resale of long distance service and fax storage and retrieval.

INVESTMENTS IN NARROWBAND PCS LICENSES

   Arch has taken the following steps to position itself to participate in new and emerging N-PCS services and applications.

   Benbow PCS Ventures, Inc. In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc. ("Westlink"), Arch acquired a 49.9% equity interest in Benbow, which holds directly or indirectly exclusive rights to a 50 kHz outbound/12.5 kHz inbound N-PCS license in each of the five regions of the United States. Benbow is a "designated entity" (a small, minority-controlled or female-controlled business) under FCC rules and is entitled to discounts and installment payment schedules in the payment of its N-PCS licenses. Arch has the right to designate one of Benbow's three directors and has veto rights with respect to specified major business decisions by Benbow. Arch is obligated, to the extent such funds are not available to Benbow from other sources and subject to the approval of Arch's designee on Benbow's Board of Directors, to advance to Benbow sufficient funds to service debt obligations incurred by Benbow in connection with the acquisition of its N-PCS licenses and to finance construction of an N-PCS system. The total purchase price for Benbow's licenses, net of the discounts, is $42.5 million. Arch estimates that the total cost to Benbow of servicing its license-related debt obligations and constructing such N-PCS system will be approximately $100.0 million over the next five years. Arch's advances to Benbow are secured by Benbow's assets, bear interest at an interest rate equal to that paid by Arch on its senior debt, are due on demand and must be repaid prior to any distribution of profits by Benbow. With certain exceptions, Arch has agreed not to exercise its right to demand repayment of such advances prior to the occurrence of a default. As of December 31, 1998, Arch had advanced approximately $22.9 million to Benbow. Arch is currently evaluating the prospects for Benbow's N-PCS system and services and the likelihood of Benbow generating sufficient revenue to repay the advances from Arch (or other sources) that would be required in order to fund Benbow's remaining N-PCS license obligations and the construction of Benbow's N-PCS system. Arch is unable to predict whether Benbow will obtain sufficient financing to fund Benbow's remaining N-PCS license obligations and the construction of Benbow's N-PCS system or whether Benbow will be able to repay Arch's existing advances or any future advances from Arch or other sources.

   Pursuant to a five-year agreement with Benbow expiring on October 1, 2000, Arch provides, subject to Benbow's ultimate control, management services and is paid a management fee and is reimbursed for its expenses. Arch also has a right of first refusal to provide Benbow with design, engineering and construction services for its N-PCS system as well as to lease certain equipment to Benbow for use in connection with such system. Arch has a right of first refusal with respect to any transfer of shares held by Ms. June Walsh, who holds the remaining 50.1% equity interest in Benbow, and Ms. Walsh has the right to require Arch, commencing January 23, 2000 (or sooner under certain circumstances), to repurchase (subject to prior FCC approval) her Benbow shares for an amount equal to the greater of (i) an amount between $3.5 million and $5.0 million, depending on the timing and circumstances under which Ms. Walsh exercises her put option, and (ii) the fair market value of her shares (as determined by arbitration absent agreement of the parties). If Arch exercises its right of first refusal or Ms. Walsh exercises her put option, Benbow could lose some of the benefits of the discounts and installment payment schedules for its FCC payments unless another "designated entity" under FCC rules acquired control of Benbow. See Note 1 of Notes to Arch's Consolidated Financial Statements included elsewhere herein.

   On June 29, 1998, Benbow acquired the outstanding stock of Page Call, Inc. ("Page Call") by issuing to Page Call's former stockholders preferred stock and a promissory note in the aggregate face amount of $17.2 million with a 12% annual return. At the time of the closing, Benbow entered into a five-year consulting agreement with one of Page Call's stockholders requiring consulting payments in the aggregate amount of $911,000. Benbow's preferred stock and promissory note are exchangeable for Arch Common Stock (i) at any time at the option of the holders thereof, at an exchange price equal to the higher of (A) $13.00 per share or (B) the market price of Arch's Common Stock, (ii) mandatorily on April 8, 2000, at the then prevailing market price of Arch Common Stock, or (iii) automatically at an exchange price of $13.00 per share, if the market price of Arch Common Stock equals or exceeds $13.00 for 20 consecutive trading days. Arch is permitted to require Benbow to redeem its preferred stock and promissory note at any time for cash. Arch entered into guarantees (payable in Arch's Common Stock or cash, at Arch's election) of all obligations of Benbow under the Benbow preferred stock, promissory note and consulting agreement described above. Benbow's redemption of its preferred stock and promissory note for cash, or Arch's payment of cash pursuant to its guarantees of Benbow's preferred stock and promissory note, would be subject to the availability of capital and any restrictions contained in applicable debt instruments and under the Delaware General Corporation Law ("DGCL") (which currently would not permit any such cash redemptions or payments). If Arch issues Arch Common Stock or pays cash pursuant to its guarantees, Arch will receive from Benbow a promissory note and non-voting, non-convertible preferred stock of Benbow with an annual yield of 14.5% payable upon an acquisition of Benbow or earlier to the extent that available cash and applicable law permit. Page Call's stockholders received customary registration rights with respect to any shares of Arch's Common Stock issued in exchange for Benbow's preferred stock and promissory note or pursuant to Arch's guarantees thereof.

   CONXUS Communications, Inc. Arch currently holds an equity interest in CONXUS Communications, Inc. ("CONXUS"), formerly known as PCS Development Corporation, which holds exclusive rights to a 50 kHz outbound/50 kHz inbound two-way messaging license throughout the United States. CONXUS, like Benbow, is a "designated entity" under FCC rules and is entitled to discounts and installment payment schedules.

   Each stockholder of CONXUS is entitled to purchase services from CONXUS at "most favored customer" rates, based on like services. CONXUS and Arch have agreed to negotiate in good faith to enter into mutually acceptable intercarrier, network access and similar agreements. If Arch wishes to purchase N-PCS services of the kind offered by CONXUS, Arch has agreed to contract exclusively with CONXUS for such services so long as such services are competitive in price and quality with comparable services offered by others. Arch is currently authorized to act as a reseller of voice messaging services through CONXUS pursuant to an agreement renewable from year to year unless terminated by either party at least 90 days prior to December 31 of any year.

SUBSCRIBERS AND MARKETING

   Arch's paging accounts are generally businesses with employees who travel frequently but must be immediately accessible to their offices or customers. Arch's subscribers include proprietors of small businesses, professionals, management and medical personnel, field sales personnel and service forces, members of the construction industry and trades, and real estate brokers and developers. Arch believes that pager use among retail consumers will increase significantly in the future, although consumers do not currently account for a substantial portion of Arch's subscriber base.

   Although today Arch operates in more than 180 of the 200 largest U.S. markets, Arch historically has focused on medium-sized and small market areas with lower rates of pager penetration and attractive demographics. Arch believes that such markets will continue to offer significant opportunities for growth, and that its national scope and presence will also provide Arch with growth opportunities in larger markets.

   Arch markets its paging services through a direct marketing and sales organization which, as of December 31, 1998, operated approximately 175 retail stores. Arch also markets its paging services indirectly through independent resellers, agents and retailers. Arch typically offers resellers paging services in large quantities at wholesale rates that are lower than retail rates, and resellers offer the services to end-users at a markup. Arch's costs of administering and billing resellers are lower than the costs of direct end-users on a per pager basis.

   Arch also acts as a reseller of other paging carriers' services when existing or potential Arch customers have travel patterns that require paging service beyond the coverage of Arch's own networks.

   In May 1997, Arch established a single national identity, Arch Paging, for its paging services which previously had been marketed under various trademarks. As part of this branding initiative, Arch adopted a new corporate logo, a corporate-wide positioning strategy tied to customer service delivery, and launched its Internet Web site at www.arch.com. Arch believes that its unified branding identity will give the Arch name national exposure for the first time and result in significant economic leverage in its marketing and communications efforts.

COMPETITION

   The paging industry is highly competitive with price being the primary means of differentiation among providers of numeric display paging services. Companies in the industry also compete on the basis of coverage area offered to subscribers, available services offered in addition to basic numeric or tone paging, transmission quality, system reliability and customer service.

   Arch competes by maintaining competitive pricing of its products and service offerings, by providing high-quality, reliable transmission networks and by furnishing subscribers a superior level of customer service. Several hundred licensed paging companies provide only local basic numeric or tone paging service. Compared to these companies, Arch offers wireless messaging services on a local, regional and nationwide basis. In addition, Arch offers enhanced services such as alphanumeric paging, voice mail and voice mail notifications, news, sports, weather reports and stock quotes.

   Arch competes with one or more competitors in all markets in which they operate. Although some of Arch's competitors are small, privately owned companies serving one market area, others are large diversified telecommunications companies serving numerous markets. Some of Arch's competitors possess financial, technical and other resources greater than those of Arch. Major paging carriers that currently compete in one or more of Arch's markets include PageNet, Metrocall, and AirTouch Communications, Inc.

   As paging services become increasingly interactive, and as two-way services become increasingly competitive, the scope of competition for communications service customers in Arch's markets may broaden. For example, the FCC has created potential sources of competition by auctioning new spectrum for wireless communications services and local multipoint distribution service and holding an auction in the 220-222 MHz service. Further, the FCC has announced plans to auction licenses in the general wireless communications services, a service created from spectrum reallocated from federal government use in 1995. Moreover, entities offering service on wireless two-way communications technology, including cellular, broadband PCS and specialized mobile radio services, as well as mobile satellite service providers, also compete with the paging services that Arch provides.

SOURCES OF EQUIPMENT

   Arch does not manufacture any of the pagers or other equipment used in its paging operations. The equipment used in Arch's paging operations is generally available for purchase from multiple sources. Arch centralizes price and quantity negotiations for all of its operating subsidiaries in order to achieve cost savings from volume purchases. Arch buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America Inc. ("NEC") and purchases terminals and transmitters primarily from Glenayre Electronics, Inc. ("Glenayre") and Motorola. Arch anticipates that equipment and pagers will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times.

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

REGULATION

   Paging operations and the construction, modification, ownership and acquisition of paging systems are subject to extensive regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act") and, to a much more limited extent, by public utility or public service commissions in certain states. The following description does not purport to be a complete discussion of all present and proposed legislation and regulations relating to Arch's paging operations.

   FEDERAL REGULATION

      Regulatory Classification.

   Paging companies historically have been subject to different federal regulatory requirements depending upon whether they were providing service as a Radio Common Carrier ("RCC"), a Private Carrier Paging Operator ("PCP") or as a reseller. Arch's paging operations encompass RCC, PCP and resale operations. However, federal legislation enacted in 1993 required the FCC to reduce the disparities in the regulatory treatment of similar mobile services (such as RCC and PCP services), and the FCC has taken, and continues to take, actions to implement this legislation. Under the new regulatory structure, all of Arch's paging services are classified as CMRS. As a CMRS provider, Arch is regulated as a common carrier, except that the FCC has exempted paging services, which have been found to be highly competitive, from some typical common carrier regulations, such as tariff filing and resale requirements.

   The classification of Arch's paging operations as CMRS affects the level of permissible foreign ownership, as discussed below, and the nature and extent of the state regulation to which both may be subject. In addition, the FCC now is required to resolve competing requests for CMRS spectrum by conducting auctions, which may have the effect of increasing the costs of acquiring additional spectrum in markets in which Arch operates. Also, Arch is obligated to pay certain regulatory fees in connection with its paging operations.

      FCC Regulatory Approvals and Authorizations

   The Communications Act requires radio licensees such as Arch to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization or any rights thereunder. This statutory requirement attaches to acquisitions of other paging companies (or other radio licensees) by Arch as well as transfers of a controlling interest in any of Arch's licenses, construction permits or any rights thereunder. To date, the FCC has approved each assignment and transfer of control for which Arch has sought approval. Although there can be no assurance that any future requests for approval of transfers of control and/or assignments of license will be acted upon in a timely manner by the FCC, or that the FCC will grant the approval requested, Arch does not know of any reason that any such applications will not be approved or granted.

   Effective April 2, 1998, the FCC's Wireless Telecommunications Bureau, which directly regulates Arch's paging activities, stopped enforcing its filing requirements with respect to pro forma assignments and transfers of control of certain wireless authorizations, such as Arch's RCC and PCP licenses. Pursuant to this decision, wireless telecommunications carriers now only have to file a written notification of a pro forma transaction within 30 days after the transaction is completed. This decision expedites the process and reduces the costs related to corporate reorganizations; however, Arch is still required to obtain prior FCC approval for the pro forma assignment or transfer of control of some of their licenses not covered by the forbearance decision, such as certain business radio and private operational fixed microwave authorizations.

   The FCC paging licenses granted to Arch are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. In the past, paging license renewal applications generally have been granted by the FCC upon a showing of compliance with FCC regulations and of adequate service to the public. Arch is unaware of any circumstances which would prevent the grant of any pending or future renewal applications; however, no assurance can be given that any of Arch's renewal applications will be free of challenge or will be granted by the FCC. It is possible that there may be competition for radio spectrum associated with licenses as they expire, thereby increasing the chances of third-party interventions in the renewal proceedings. Other than those renewal applications still pending, the FCC has thus far granted each license renewal application that Arch has filed.

   The FCC's review and revision of rules affecting paging companies is ongoing and the regulatory requirements to which Arch is subject may change significantly over time. For example, the FCC has decided to adopt a market area licensing scheme for all paging channels under which carriers would be licensed to operate on a particular channel throughout a broad geographic area (for example, a Major Trading Area as defined by Rand McNally) rather than being licensed on a site-by-site basis. These geographic area licenses will be awarded pursuant to auction. Incumbent paging licensees that do not acquire licenses at auction will be entitled to interference protection from the market area licensee. Arch is participating actively in this proceeding in order to protect its existing operations and retain flexibility, on an interim and long-term basis, to modify systems as necessary to meet subscriber demands.

   Currently, however, the Communications Act requires that Arch obtain licenses from the FCC to use radio frequencies to conduct their paging operations at specified locations. FCC licenses issued to Arch set forth the technical parameters, such as power strength and tower height, under which Arch is authorized to use those frequencies. In many instances, Arch requires the prior approval of the FCC before it can implement any significant changes to its radio systems. Once the FCC's market area licensing rules are implemented, however, these site-specific licensing obligations will be eliminated, with the exception of applications still required by Section 22.369 of the FCC rules (request for authority to operate in a designated Quiet Zone), Section 90.77 (request for authority to operate in a protected radio receiving location) and Section 1.1301 et seq. (construction/modification that may have a significant environmental impact) or for coordination with Canada or Mexico.

   The FCC has issued a Further Notice of Proposed Rulemaking in which the FCC sought comments on, among other matters, whether it should impose coverage requirements on licensees with nationwide exclusivity (such as Arch), whether these coverage requirements should be imposed on a nationwide or regional basis, and whether--if such requirements are imposed--failure to meet the requirements should result in a revocation of the entire nationwide license or merely a
portion  of  the  license.   If  the  FCC  were  to  impose  stringent  coverage
requirements on licensees with nationwide exclusivity, Arch might have to accelerate the build-out of its systems in certain areas.

      Telecommunications Act of 1996

   The Telecommunications Act directly affects Arch. Some aspects of the Telecommunications Act may place financial obligations upon Arch or subject Arch to increased competition. For example, the FCC has adopted rules that govern compensation to be paid to pay phone providers which has resulted in increased costs for certain paging services including toll-free 1-800 number paging. Arch has generally passed these costs on to its subscribers, which makes Arch's services more expensive and which could affect the attraction or retention of customers; however, there can be no assurance that Arch will be able to continue to pass on these costs. In addition, the FCC also has adopted new rules regarding payments by telecommunications companies into a revamped fund that will provide for the widespread availability of telecommunications services including Universal Service. Prior to the implementation of the Telecommunications Act, Universal Service obligations largely were met by local telephone companies, supplemented by long-distance telephone companies. Under the new rules, all telecommunications carriers, including paging companies, are required to contribute to the Universal Service Fund. In addition, certain state regulatory authorities have enacted, or have indicated that they intend to enact, similar contribution requirements based on intrastate revenues. Arch can not yet know the full impact of these state contribution requirements. Moreover, Arch is unable at this time to estimate the amount of any such payments that it will be able to bill to its subscribers; however, payments into the Universal Service Fund will likely increase the cost of doing business.

   Some aspects of the Telecommunications Act could have a beneficial effect on Arch's business. For example, proposed federal guidelines regarding antenna siting issues may remove local and state barriers to the construction of communications facilities, although states and municipalities continue to exercise significant control with regard to such siting issues.

   Moreover, in a rulemaking proceeding pertaining to interconnection between local exchange carriers ("LECs") and commercial mobile radio services ("CMRS") providers such as Arch, the FCC has concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by such providers in terminating traffic that originates on LEC facilities, and vice versa. Consistent with this ruling, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic or for dedicated facilities used to deliver LEC-originated traffic to one-way paging networks. Nor may LECs charge CMRS providers for number activation and use fees. These interconnection issues are still in dispute, and it is unclear whether the FCC will maintain its current position.

      Future Regulation

   Depending on further FCC disposition of these issues, Arch may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of LEC-originated local traffic. If the FCC ultimately reaches an unfavorable resolution, then Arch believes that it would pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the LECs, Arch likely would be required to pay all past due contested charges and may also be assessed interest and late charges for amounts withheld.

   From time to time, legislation which could potentially affect Arch, either beneficially or adversely, is proposed by federal or state legislators. There can be no assurance that legislation will not be enacted by the federal or state governments, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities, which might materially adversely affect the business of Arch. Changes such as the allocation by the FCC of radio spectrum for services that compete with Arch's business could adversely affect Arch's results of operations. For example, pursuant to the 1994 Communications Assistance for Law Enforcement Act ("CALEA"), all telecommunications carriers, including Arch, are subject to certain law enforcement assistance capability requirements. These capability requirements will likely necessitate equipment modifications. Although CALEA requires the federal government to reimburse carriers for certain equipment modifications, it is unclear whether Arch will be entitled to such a reimbursement and if so, how much Arch will receive.

     Foreign Ownership

   The Communications Act limits foreign investment in and ownership of entities that are licensed as radio common carriers by the FCC. Arch owns or controls several radio common carriers and is accordingly subject to these foreign investment restrictions. Because Arch is a parent of radio common carriers (but is not a radio common carrier itself), Arch may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the FCC finds that the public interest would be served by denying such ownership. In connection with the World Trade Organization Agreement (the "WTO Agreement")--agreed to by 69 countries--the FCC adopted rules effective February 9, 1998 that create a very strong presumption in favor of permitting a foreign interest in excess of 25% if the foreign investor's home market country signed the WTO Agreement or can otherwise demonstrate that it provides effective competitive opportunities.

Arch's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation. This ownership restriction is not subject to waiver. Arch's Restated Certificate of Incorporation, as amended, permits the redemption of shares of Arch's capital stock from foreign stockholders where necessary to protect FCC licenses held by Arch or its subsidiaries, but such redemption would be subject to the availability of capital to Arch and any restrictions contained in applicable debt instruments and under the DGCL (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries.

   State Regulation

   In addition to regulation by the FCC, certain states impose various regulations on the common carrier paging operations of Arch. Regulations in some states historically required Arch to obtain certificates of public convenience and necessity before constructing, modifying or expanding paging facilities or offering or abandoning paging services. Rates, terms and conditions under which Arch provided services, or any changes to those rates, have also been subject to state regulation. However, as a general rule, states are preempted from exercising rate and entry regulation of CMRS, but may choose to regulate other terms and conditions of service (for example, requiring the identification of an agent to receive complaints). States also are accorded an opportunity to petition the FCC for authority to continue to regulate CMRS rates if certain conditions are met. State filings seeking rate authority have all been denied by the FCC, although new petitions seeking such authority may be filed in the future. The preemption of state entry regulation was confirmed in the Telecommunications Act. In certain instances, the construction and operation of radio transmitters also will be subject to zoning, land use, public health and safety, consumer protection and other state and local taxes, levies and ordinances. Further, some states and localities continue to exert jurisdiction over (i) approval of acquisitions and transfers of wireless systems; and (ii) resolution of consumer complaints. Arch believes that to date all required filings for Arch's paging operations have been made.

TRADEMARKS

   Arch owns the service marks "Arch" and "Arch Paging" as well as various other trademarks.

EMPLOYEES

   At December 31, 1998, Arch employed approximately 2,600 persons. None of Arch's employees is represented by a labor union. Arch believes that its employee relations are good.

ITEM 2. PROPERTIES

   At December 31, 1998, Arch owned four office buildings and leased office space (including its executive offices) in over 175 localities in 35 states for use in conjunction with its paging operations. Arch leases transmitter sites and/or owns transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 3,400 locations in 45 states. Arch's leases are for various terms and provide for monthly lease payments at various rates. Arch believes that it will be able to obtain additional space as needed at acceptable cost. In April 1998, Arch announced an agreement to sell certain tower site assets (the "Tower Site Sale") pursuant to which Arch sold communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites (including one site acquired from entities affiliated with Benbow) in 22 states, and is renting space on the towers on which it currently operates communications equipment to service its own paging network. As of February 28, 1999, the Company completed the sale of substantially all of the sites. As part of the Divisional Reorganization, the Company has closed certain office and retail locations and it will continue to evaluate its remaining real estate assets during 1999.

ITEM 3. LEGAL PROCEEDINGS

   Arch, from time to time, is involved in lawsuits arising in the normal course of business. Arch believes that its currently pending lawsuits will not have a material adverse effect on Arch.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders during the three months ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock, $0.01 par value per share (the "Common Stock"), is included in the NASDAQ National Market under the symbol "APGR". The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the NASDAQ National Market.


   1998                                                      High         Low
   ----                                                      ----         ---
   First Quarter..................................         $  6.125     $ 3.000
   Second Quarter.................................         $  6.938     $ 3.500
   Third Quarter..................................         $  5.000     $ 1.688
   Fourth Quarter.................................         $  1.750     $ 0.688

   1997                                                      High         Low
   ----                                                      ----         ---
   First Quarter..................................         $ 10.000     $ 3.750
   Second Quarter.................................         $  8.375     $ 3.750
   Third Quarter..................................         $  9.500     $ 5.875
   Fourth Quarter.................................         $  9.125     $ 4.125


   The number of common stockholders of record as of March 10, 1999 was 175. The Company believes that the number of beneficial common stockholders is in excess of 6,000.

   The Company has never declared or paid cash dividends on the Common Stock and does not intend to declare or pay cash dividends on the Common Stock in the foreseeable future. Certain covenants in the credit facility and debt obligations of the Company and its subsidiaries will effectively prohibit the declaration or payment of cash dividends by the Company for the foreseeable future. See Note 3 to the Company's Consolidated Financial Statements; "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations --Factors Affecting Future Operating Results --API Credit Facility, Bridge Facility and Indenture Restrictions"; and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations --Factors Affecting Future Operating Results --No Dividends".

   By letter dated July 27, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that its Common Stock was not in compliance with the minimum closing bid price requirement of $5.00 per share for continued listing on the Nasdaq National Market ("NNM"). In response to Nasdaq's letter, the Company sought and obtained approval from its stockholders on January 26, 1999 for a reverse stock split designed to increase the minimum closing bid price of the Company's Common Stock above $5.00 per share. Nasdaq has informed the Company that it must be in compliance with all requirements for continued listing on the NNM by March 31, 1999 or its Common Stock will be delisted on that date. The Company is financing the pending MobileMedia Merger, in part, with the proceeds of ongoing rights offerings being made to MobileMedia's unsecured creditors and the Company's existing stockholders. The Company believes that implementation of the reverse stock split in the midst of these rights offerings would cause confusion and possible harm to investors and, accordingly, has requested Nasdaq to extend the March 31, 1999 deadline so that the reverse stock split can be implemented in conjunction with the closing of the MobileMedia Merger. However, there can be no assurance Nasdaq will grant this extension. If the extension is not granted, the Company's Common Stock will be delisted from Nasdaq on March 31, 1999 unless the Company has implemented the reverse stock split and the Common Stock's minimum closing bid price exceeds $5.00 per share. Listing of the Common Stock on the NNM is a condition to the consummation of the MobileMedia Merger. If the Common Stock is delisted from the NNM on March 31, 1999, the Company intends to seek the immediate listing of the Common Stock on the Nasdaq Small Cap Market and, prior to the MobileMedia Merger, to reapply for listing of the Common Stock on the NNM. There can be no assurance the Common Stock will be listed on the NNM at the scheduled time for the MobileMedia Merger. None of the information relating to the Common Stock contained in this Annual Report reflects the implementation of the reverse stock split.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The following Selected Consolidated Financial and Operating Data should be read in conjunction with Item 1 - "Business", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. Dollars in thousands except per share amounts.


                                  Year Ended    Four Months Ended
                                 August 31,(1)   December 31, (1)                  Year Ended December 31,
                                 ------------- -------------------  -----------------------------------------------------
                                     1994       1993        1994     1994(1)      1995       1996       1997       1998
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Statements of Operations Data:
  Service, rental and maintenance
    revenues ....................  $  55,139  $  16,457  $  22,847  $  61,529  $ 138,466  $ 291,399  $ 351,944  $ 371,154
  Product sales .................     12,108      2,912      5,178     14,374     24,132     39,971     44,897     42,481
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total revenues ................     67,247     19,369     28,025     75,903    162,598    331,370    396,841    413,635
  Cost of products sold .........    (10,124)    (2,027)    (4,690)   (12,787)   (20,789)   (27,469)   (29,158)   (29,953)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                      57,123     17,342     23,335     63,116    141,809    303,901    367,683    383,682
  Operating expenses:
    Service, rental and
      maintenance ...............     13,123      3,959      5,231     14,395     29,673     64,957     79,836     80,782
    Selling .....................     10,243      3,058      4,338     11,523     24,502     46,962     51,474     49,132
    General and administrative...     17,717      5,510      7,022     19,229     40,448     86,181    106,041    112,181
    Depreciation and
      amortization ..............     16,997      5,549      6,873     18,321     60,205    191,871    232,347    221,316
    Restructuring charge ........        --         --         --         --         --         --         --      14,700
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Operating income (loss) .......       (957)      (734)      (129)      (352)   (13,019)   (86,070)  (102,015)   (94,429)
  Interest and non-operating
    expenses, net ...............     (4,112)    (1,132)    (1,993)    (4,973)   (22,522)   (75,927)   (97,159)  (104,213)
  Equity in loss of affiliate(2).        --         --         --         --      (3,977)    (1,968)    (3,872)    (5,689)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income
    tax benefit and extraordinary
    item ........................     (5,069)    (1,866)    (2,122)    (5,325)   (39,518)  (163,965)  (203,046)  (204,331)
  Income tax benefit ............        --         --         --         --       4,600     51,207     21,172        --
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Income (loss) before
    extraordinary item ..........     (5,069)    (1,866)    (2,122)    (5,325)   (34,918)  (112,758)  (181,874)  (204,331)
  Extraordinary item (3)  .......        --         --      (1,137)    (1,137)    (1,684)    (1,904)       --      (1,720)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net income (loss) .............  $  (5,069) $  (1,866) $  (3,259) $  (6,462) $ (36,602) $(114,662) $(181,874) $(206,051)
                                   =========  =========  =========  =========  =========  =========  =========  =========
Other Operating Data:
  Adjusted EBITDA (4) ...........  $  16,040  $   4,815  $   6,744  $  17,969  $  47,186  $ 105,801  $ 130,332  $ 141,587
  Adjusted EBITDA margin (5) ....         28%        28%        29%        28%        33%        35%        35%        37%
  Capital expenditures, excluding
    acquisitions ................  $  25,657  $   7,486  $  15,279  $  33,450  $  60,468  $ 165,206  $ 102,769  $ 113,184
  Cash flows provided by
     operating activities .......  $  14,781  $   5,306  $   4,680  $  14,155  $  14,749  $  37,802  $  63,590  $  81,105
  Cash flows used in investing
    activities ..................  $ (28,982) $  (7,486) $ (34,364) $ (55,860) $(192,549) $(490,626) $(102,769) $ (82,868)
  Cash flows provided by
    financing activities ........  $  14,636  $  11,290  $  26,108  $  29,454  $ 179,092  $ 452,678  $  39,010  $      68
  Units in service at end
    of period ...................    410,000    288,000    538,000    538,000  2,006,000  3,295,000  3,890,000  4,276,000


                                      As of
                                 August 31, (1)                           As of December 31,
                                 --------------    ---------------------------------------------------------------
                                      1994          1994          1995           1996          1997         1998
                                   ---------       -------      --------      ---------     ---------     --------
Balance Sheet Data:
  Current assets.................  $   6,751       $ 8,483      $ 33,671      $  43,611     $  51,025     $  50,712
  Total assets...................     76,255       117,858       785,376      1,146,756     1,020,720       904,285
  Long-term debt, less current
    maturities...................     67,328        93,420       457,044        918,150       968,896     1,003,499
  Redeemable preferred stock.....        --            --          3,376          3,712           --            --
  Stockholders' equity (deficit).     (3,304)        9,368       246,884        147,851       (33,255)     (213,463)

(1)On October 17, 1994,  Arch  announced  that it was changing its fiscal year end from August 31 to December 31. Arch was required to file a transition  report on Form 10-K with audited  financial  statements for the period September 1, 1994 through December 31, 1994 and has elected to include herein, for comparative  purposes,  unaudited financial statements for the periods September 1, 1993 through December 31, 1993 and January 1, 1994 through December 31, 1994.

(2)Represents  Arch's pro rata share of USA Mobile  Communications  Holdings,  Inc.'s  ("USA  Mobile")  net losses for the period of time from Arch's acquisition of its initial 37% interest in USA Mobile on May 16, 1995 through the completion of Arch's  acquisition  of USA Mobile on September 7, 1995 and Arch's share of losses of the Benbow PCS Ventures,  Inc.
   since Arch's acquisition of Westlink in May 1996. See "Management's  Discussion and Analysis of Financial Condition and
   Results of Operations--Liquidity and Capital Resources".

(3)Reflects extraordinary charge resulting from prepayment of indebtedness.  See "Management's  Discussion and Analysis of
   Financial Condition and Results of Operations--Results of Operations".

(4)Adjusted  EBITDA,  as determined  by Arch,  consists of EBITDA  (earnings  before  interest,  taxes,  depreciation  and amortization) net of restructuring charges, equity in loss of affiliate and extraordinary items;  consequently Adjusted
   EBITDA may not necessarily be comparable to similarly titled data of other paging companies. EBITDA is commonly used by analysts and investors as a principal  measure of financial  performance in the paging industry.  EBITDA is also one of the primary  financial  measures used to calculate  whether Arch and its  subsidiaries are in compliance with covenants under their respective indebtedness which covenants, among other things, limit the ability of Arch and its subsidiaries to: incur additional  indebtedness,  advance funds to Benbow, pay dividends,  grant liens on its assets, merge, sell or acquire assets, repurchase or redeem capital stock, incur capital expenditures and prepay certain indebtedness.  EBITDA is also one of the financial  measures used by analysts to value the Company.  Therefore Arch management  believes that the presentation of EBITDA provides relevant information to investors. EBITDA should not be construed as an alternative to operating  income or cash flows from operating  activities as determined in accordance  with GAAP or as a measure of liquidity.  Amounts  reflected as EBITDA or Adjusted EBITDA are not necessarily  available for  discretionary  use as a result of, among other things,  restrictions  imposed by the terms of existing  indebtedness or limitations  imposed by applicable law upon the payment of dividends or distributions.  See "Management's  Discussion and Analysis of Financial
   Condition and Results of Operations".

   The following table reconciles net income to the presentation of Adjusted EBITDA:

                                  Year Ended   Four Months Ended
                                  August 31,      December 31,                      Year Ended December 31,
                                  ----------  -------------------  -----------------------------------------------------
                                     1994       1993        1994       1994       1995       1996       1997       1998
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (dollars in thousands)
Net income (loss)................  $  (5,069) $  (1,866) $  (3,259) $  (6,462) $ (36,602) $(114,662) $(181,874) $(206,051)
Interest and non-operating
  expenses, net..................      4,112      1,132      1,993      4,973     22,522     75,927     97,159    104,213
Income tax benefit...............        --         --         --         --      (4,600)   (51,207)   (21,172)       --
Depreciation and amortization....     16,997      5,549      6,873     18,321     60,205    191,871    232,347    221,316
Restructuring charge.............        --         --         --         --         --         --         --      14,700
Equity in loss of affiliate......        --         --         --         --       3,977      1,968      3,872      5,689
Extraordinary Item...............        --         --       1,137      1,137      1,684      1,904        --       1,720
                                   ---------   --------  ---------  ---------  ---------  ---------  ---------  ---------
Adjusted EBITDA..........          $  16,040   $  4,815  $  6,744   $  17,969  $  47,186  $ 105,801  $ 130,332  $ 141,587
                                   =========   ========  =========  =========  =========  =========  =========  =========

(5)Calculated by dividing Arch Adjusted  EBITDA by total revenues less cost of products  sold.  EBITDA margin is a measure commonly used in the paging  industry to evaluate a company's  EBITDA  relative to total revenues less cost of products sold as an indicator of the efficiency of a company's operating structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   This Annual Report contains forward-looking statements and information relating to Arch and its subsidiaries that are based on the beliefs of Arch's management as well as assumptions made by and information currently available to Arch's management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to Arch or its management, identify forward-looking statements. Such statements reflect the current views of Arch with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below under the caption "Factors Affecting Future Operating Results". Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Arch undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to Arch or persons acting on behalf of Arch are expressly qualified in their entirety by the discussion under "Factors Affecting Future Operating Results".

OVERVIEW

   The following discussion and analysis should be read in conjunction with Arch's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

   Arch is a leading provider of wireless messaging services, primarily paging services, and is the third largest paging company in the United States based on its 4.3 million units in service at December 31, 1998. From January 1, 1996 through December 31, 1998, Arch's total number of units in service grew at a compound rate on an annualized basis of 28.7%. For the same period on an annualized basis, Arch's compound rate of internal unit in service growth (excluding units added through acquisitions) was 23.8%.

   Arch derives the majority of its revenues from fixed periodic (usually monthly) fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurrence of additional selling expenses by Arch. Arch's service, rental and maintenance revenues and the related expenses exhibit substantially similar growth trends. Arch's average revenue per subscriber has declined over the last three years for two principal reasons: (i) an increase in the number of subscriber owned and reseller owned pagers for which Arch receives no recurring equipment revenue and
(ii) an increase in the number of reseller customers whose airtime is purchased at wholesale rates. The reduction in average paging revenue per subscriber resulting from these trends has been more than offset by the elimination of associated expenses so that Arch's margins have improved over such period. Furthermore, recent data indicates such rate of decline has slowed.

   Arch has achieved significant growth in units in service and Adjusted EBITDA through a combination of internal growth and acquisitions, including the acquisition of Westlink in May 1996. Arch's total revenues have increased from $331.4 million in the year ended December 31, 1996 to $396.8 million in the year ended December 31, 1997 and to $413.6 million in the year ended December 31, 1998. Over the same periods, through operating efficiencies and economies of scale, Arch has been able to reduce its per unit operating costs to enhance its competitive position in its markets. Due to the rapid growth in its subscriber base, Arch has incurred significant selling expenses, which are charged to operations in the period incurred. Arch had net losses of $114.7 million, $181.9 million and $206.1 million in the years ended December 31, 1996, 1997 and 1998, respectively, as a result of significant depreciation and amortization expenses related to acquired and developed assets and interest charges associated with indebtedness. However, as its subscriber base has grown, Arch's operating results have improved, as evidenced by an increase in it Adjusted EBITDA from $105.8 million in the year ended December 31, 1996 to $130.3 million in the year ended December 31, 1997 and to $141.6 million in the year ended December 31, 1998.

   EBITDA is a commonly used measure of financial performance in the paging industry. Adjusted EBITDA is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. One of Arch's financial objectives is to increase its Adjusted EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of pagers and paging system equipment, construction and expansion of paging systems, and possible acquisitions. Adjusted EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other paging companies. Amounts reflected as Adjusted EBITDA are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing or future indebtedness (including the repayment of such indebtedness or the payment of interest thereon), limitations imposed by applicable law upon the payment of dividends or distributions or capital expenditure requirements.

   TOWER SITE SALE

   In April 1998, Arch announced an agreement for the Tower Site Sale pursuant to which Arch is selling certain tower site assets of ACI for approximately $38.0 million in cash (subject to adjustment). In the Tower Site Sale, ACI is selling communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and will rent space on the towers on which it currently operates communications equipment to service its own paging network. ACI used the net proceeds from the Tower Site Sale to repay indebtedness. ACI held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to ACI of approximately $12.0 million (excluding $1.3 million which was paid to entities affiliated with Benbow for certain assets owned by such entities and sold as part of this transaction) and held a second closing on September 29, 1998 with gross proceeds to ACI of $20.4 million. The Company has completed the sale of substantially all of the tower sites.

   DIVISIONAL REORGANIZATION

   In June 1998, the Arch Board approved the Divisional Reorganization. As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western, and Northern divisions into four existing operating divisions, and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies.

   Arch estimates that the Divisional Reorganization, once fully implemented, will result in annual cost savings of approximately $15.0 million. These cost savings will consist primarily of a reduction in compensation expense of approximately $11.5 million, a reduction in rental expense of facilities and general and administrative costs of approximately $3.5 million. Arch expects to reinvest a portion of these cost savings to expand its sales activities, however to date the extent of this reinvestment and therefore the cost has not yet been determined.

   In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) is closing certain office locations and redeploying other real estate assets and (iii) recorded a restructuring charge of $14.7 million during 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations, and (iii) $1.5 million of other costs. The severance costs and lease obligations will require cash outlays throughout the 18 to 24 month restructuring period. Arch's management anticipates the cash requirements for these items to be relatively consistent from quarter to quarter throughout the Divisional Reorganization period. These cash outlays will be funded from operations or the Company's credit facility. There can be no assurance that the desired cost savings will be achieved or that the anticipated reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. See Note 9 to Arch's Consolidated Financial Statements.

   SUBSIDIARY RESTRUCTURING

   On June 29, 1998, Arch effected a number of restructuring transactions involving certain of its direct and indirect wholly owned subsidiaries. Arch Communications Enterprises, Inc. ("ACE") was merged (the "ACE/USAM Merger") into API, which was then a subsidiary of USA Mobile Communications, Inc. II ("USAM"). In connection with the ACE/USAM Merger, USAM changed its name to ACI and issued 100 shares of its common stock to Arch. Immediately prior to and in connection with the ACE/USAM Merger, (i) USAM contributed its operating assets and liabilities to an existing subsidiary of USAM, (ii) The Westlink Company, which held ACE's 49.9% equity interest in Benbow, distributed its Benbow assets and liabilities to a new subsidiary of ACE, The Westlink Company II, (iii) ACE contributed its operating assets and liabilities to an existing subsidiary of ACE, (iv) all of USAM's subsidiaries were merged into API, and (v) The Westlink Company II was merged into a new API subsidiary, Benbow Investments, Inc. ("Benbow Investments").

  In December 1998, Arch effected a further restructuring involving certain of its direct and indirect wholly owned subsidiaries (the "December Subsidiary Restructuring"). In connection with the December Subsidiary Restructuring, (i)

The Beeper Company of America, Inc. a Colorado corporation and a wholly owned subsidiary of API was converted in to Arch LLC, and (ii) all of API's direct and indirect domestic subsidiaries, other than Arch Connecticut Valley, Inc. and Benbow Investments were directly or indirectly merged into Arch LLC.

PENDING MOBILEMEDIA MERGER

   On August 18, 1998, the Company entered into the MobileMedia Merger Agreement providing for the MobileMedia Merger. The MobileMedia Merger is part of MobileMedia's Reorganization Plan. Arch's stockholders approved the MobileMedia Merger on January 26, 1999. On February 5, 1999, the FCC released an order approving the transfer of MobileMedia's FCC licenses to Arch in connection with the MobileMedia Merger, subject to approval and confirmation of the Reorganization Plan. The order granting the transfer became a final order, no longer subject to reconsideration or judicial review, on March 7, 1999. Consummation of the MobileMedia Transactions is subject to the confirmation of the Reorganization Plan by the U.S. Bankruptcy Court for the District of Delaware, the occurrence or waiver of the conditions to the consummation of the Reorganization Plan, performance by third parties of their contractual obligations, the availability of sufficient financing and other conditions. There can be no assurance the MobileMedia Merger will be consummated.

   Pursuant to the MobileMedia Merger, Arch will: (i) issue certain stock and warrants; (ii) pay $479.0 million in cash to certain creditors of MobileMedia;
(iii) pay approximately $85.0 million of administrative expenses, amounts to be outstanding at the Effective Time under the DIP Credit Agreement and transactional and related costs; (iv) raise $217.0 million in cash through the Rights Offering; and (v) cause ACI and API to borrow a total of approximately $347.0 million. After consummation of the MobileMedia Transactions, which is expected to occur during the second quarter of 1999, MobileMedia will become a wholly owned subsidiary of API.

RESULTS OF OPERATIONS

   The  following  table  presents   certain  items  from  Arch's   Consolidated
Statements of Operations as a percentage of net revenues (total revenues less cost of products sold) and certain other information for the periods indicated (dollars in thousands except per pager data):

                                                   Year Ended December 31,
                                                 1996       1997        1998
                                                 ----       ----        ----

Total revenues............................       109.0 %     107.9 %     107.8 %
Cost of products sold.....................        (9.0)       (7.9)       (7.8)
                                             ---------   ---------   ---------
Net revenues..............................       100.0       100.0       100.0
Operating expenses:
  Service, rental and maintenance.........        21.4        21.7        21.1
  Selling.................................        15.4        14.0        12.8
  General and administrative..............        28.4        28.8        29.2
  Depreciation and amortization...........        63.1        63.2        57.7
  Restructuring charge....................         --          --          3.8
                                             ---------   ---------   ---------
Operating income (loss)...................       (28.3)%     (27.7)%     (24.6)%
                                             =========   =========   =========
Net income (loss).........................       (37.7)%     (49.5)%     (53.7)%
                                             =========   =========   =========
Adjusted EBITDA...........................        34.8 %      35.4 %      36.9 %
                                             =========   =========   =========

Cash flows provided by operating activities  $  37,802   $  63,590   $  81,105
Cash flows used in investing activities....  $(490,626)  $(102,769)  $ (82,868)
Cash flows provided by financing activities  $ 452,678   $  39,010   $      68
Annual service, rental and maintenance
  expenses per pager......................   $      25   $      22   $      20

   YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

   Total revenues increased to $413.6 million (a 4.2% increase) in the year ended December 31, 1998, from $396.8 million in the year ended December 31, 1997. Net revenues (total revenues less cost of products sold) increased to $383.7 million (a 4.4% increase) in the year ended December 31, 1998 from $367.7 million in the year ended December 31, 1997. Total revenues and net revenues in the year ended December 31, 1998 were adversely affected by a general slowing of industry growth, compared to prior years; revenues were also adversely affected in the fourth quarter of 1998 by Arch's conscious decision not to replace normal attrition among direct sales personnel in anticipation of the MobileMedia Merger and by the reduced effectiveness of certain reseller channels of distribution. Arch expects revenue to continue to be adversely affected in the first quarter of 1999 due to its fourth quarter 1998 decision not to replace normal attrition among direct sales personnel and the reduced effectiveness of certain reseller channels of distribution. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $371.2 million (a 5.5% increase) in the year ended December 31, 1998 from $351.9 million in the year ended December 31, 1997. These increases in revenues were due primarily to the increase, through internal growth, in the number of units in service from 3.9 million at December 31, 1997 to 4.3 million at December 31, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the years ended December 31, 1998 and 1997. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, decreased to $12.5 million (a 20.4% decrease) in the year ended December 31, 1998 from $15.7 million in the year ended December 31, 1997, respectively, as a result of a decline in the average revenue per pager sold.

   Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $80.8 million (21.1% of net revenues) in the year ended December 31, 1998 from $79.8 million (21.7% of net revenues) in the year ended December 31, 1997. The increase was due primarily to increased expenses associated with system expansions and an increase in the number of units in service. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber were $20.00 in the year ended December 31, 1998 compared to $22.00 in the corresponding 1997 period.

   Selling expenses decreased to $49.1 million (12.8% of net revenues) in the year ended December 31, 1998 from $51.5 million (14.0% of net revenues) in the year ended December 31, 1997. The decrease was due primarily to a decrease in the number of net new subscriber additions and nonrecurring marketing costs incurred in 1997 to promote Arch's new Arch Paging brand identity. The number of net new subscriber additions resulting from internal growth decreased by 35.1% in the year ended December 31, 1998 compared to the year ended December 31, 1997, primarily due to a general slowing of industry growth, compared to prior years; net new subscriber additions were also adversely affected in the fourth quarter of 1998 by Arch's conscious decision, in anticipation of the MobileMedia Merger, not to replace normal attrition among direct sales personnel and by the reduced effectiveness of certain reseller channels. Arch expects its selling expenses to increase in 1999 due to increased hiring of direct sales personnel.

   General and administrative expenses increased to $112.2 million (29.2% of net revenues) in the year ended December 31, 1998, from $106.0 million (28.8% of net revenues) in the year ended December 31, 1997. The increase was due primarily to administrative and facility costs associated with supporting more units in service.

   Depreciation and amortization expenses decreased to $221.3 million in the year ended December 31, 1998 from $232.3 million in the year ended December 31, 1997. These expenses principally reflect Arch's acquisitions of paging businesses in prior periods accounted for as purchases, and investment in pagers and other system expansion equipment to support growth.

   Operating losses were $94.4 million in the year ended December 31, 1998 compared to $102.0 million in the year ended December 31, 1997, as a result of the factors outlined above.

   Net interest expense increased to $104.2 million in the year ended December 31, 1998 from $97.2 million in the year ended December 31, 1997. The increase is principally attributable to an increase in Arch's outstanding debt. Interest expense for the year ended December 31, 1998 and 1997 includes approximately $37.0 million and $33.3 million, respectively, of non-cash interest accretion on the 10 7/8% Senior Discount Notes.

   Arch recognized an income tax benefit of $21.2 million in the year ended December 31, 1997. This benefit represented the tax benefit of operating losses incurred subsequent to the acquisitions of USA Mobile and Westlink which were available to offset deferred tax liabilities arising from Arch's acquisition of

USA Mobile in September 1995 and Westlink in May 1996. The tax benefit of these operating losses was fully recognized during 1997. Accordingly, Arch has established a valuation reserve against its deferred tax assets which as of December 31,1998 reduced the income tax benefit to zero. Arch does not expect to recover, in the foreseeable future, its deferred tax asset and will continue to increase its valuation reserve accordingly. See Note 5 to Arch's Consolidated Financial Statements.

   In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

   Net loss increased to $206.1 million in the year ended December 31, 1998 from $181.9 million in the year ended December 31, 1997, as a result of the factors outlined above.

   YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

   Total revenues increased $65.5 million, or 19.8%, to $396.8 million in the year ended December 31, 1997 from $331.4 million in the year ended December 31, 1996 and net revenues increased $63.8 million, or 21.0%, from $303.9 million to $367.7 million over the same period. Service, rental and maintenance revenues increased $60.5 million, or 20.8%, to $351.9 million in the year ended December 31, 1997 from $291.4 million in the year ended December 31, 1996. These increases in revenues were due primarily to the increase in the number of units in service from 3.3 million at December 31, 1996 to 3.9 million at December 31, 1997 and the full year impact of the Westlink acquisition which was completed in May 1996. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the years ended December 31, 1996 and 1997. Product sales, less cost of products sold, increased 25.9% to $15.7 million in the year ended December 31, 1997 from $12.5 million in the year ended December 31, 1996 as a result of a greater number of pager unit sales.

   Service, rental and maintenance expenses increased to $79.8 million (21.7% of net revenues) in the year ended December 31, 1997 from $65.0 million (21.4% of net revenues) in the year ended December 31, 1996. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. Annual service, rental and maintenance expenses per subscriber decreased to $22.00 in the year ended December 31, 1997 from $25.00 in the year ended December 31, 1996.

   Selling expenses increased to $51.5 million (14.0% of net revenues) in the year ended December 31, 1997 from $47.0 million (15.4% of net revenues) in the year ended December 31, 1996. The increase in selling expenses was due to the full year impact of the Westlink acquisition and the marketing costs incurred to promote Arch's Arch Paging brand identity. Arch's selling cost per net new pager in service increased to $87.00 in the year ended December 31, 1997 from $58.00 in the year ended December 31, 1996, primarily due to fixed selling costs and increased marketing costs being spread over fewer net new units put into service.

   General and administrative expenses increased to $106.0 million (28.8% of net revenues) in the year ended December 31, 1997 from $86.2 million (28.4% of net revenues) in the year ended December 31, 1996. The increase in absolute dollars was due primarily to increased expenses associated with supporting more units in service, including the full year impact of Westlink, as well as expenses associated with the establishment of Arch's National Services Division.

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

   Net interest expense increased to $97.2 million in the year ended December 31, 1997 from $75.9 million in the year ended December 31, 1996. The increase was attributable to an increase in Arch's average outstanding debt. In 1997 and 1996 interest expense includes approximately $33.0 million and $24.0 million, respectively, of non-cash interest accretion on Arch's 10 7/8% Senior Discount Notes due 2008 under which semi-annual interest payments commence on September 15, 2001. See Note 3 to Arch's Consolidated Financial Statements.

   During the years ended December 31, 1997 and 1996, Arch recognized income tax benefits of $21.2 million and $51.2 million, respectively, representing the tax benefit of operating losses subsequent to the acquisitions of USA Mobile in

September 1995 and Westlink in May 1996 which were available to offset deferred tax liabilities arising from Arch's acquisitions of USA Mobile and Westlink.

   During 1996, Arch recognized an extraordinary charge of $1.9 million, representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under a prior credit facility.

   Net loss increased to $181.9 million in the year ended December 31, 1997 from $114.7 million in the year ended December 31, 1996 as a result of the factors outlined above. Included in the net loss for the years ended December 31, 1997 and 1996 were charges of $3.9 million and $2.0 million, respectively, representing Arch's pro rata share of Benbow's losses since the Westlink acquisition in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to service debt and to finance acquisitions.

   CAPITAL EXPENDITURES AND COMMITMENTS

   Excluding acquisitions of paging businesses, Arch's capital expenditures were $165.2 million in the year ended December 31, 1996, $102.8 million in the year ended December 31, 1997 and $113.2 million in the year ended December 31, 1998. To date, Arch has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt.

   Arch's capital expenditures for the year ending December 31, 1998 were primarily for the purchase of pagers, paging system equipment and transmission equipment, information systems, advances to Benbow (as described below) and capitalized financing costs. Arch believes that it will have sufficient cash available from operations and credit facilities to fund anticipated expenditures for the year ended December 31, 1999.

   Arch is obligated, to the extent such funds are not available to Benbow from other sources and subject to the approval of Arch's designee on Benbow's Board of Directors, to advance to Benbow sufficient funds to service its FCC license-related debt obligations incurred by Benbow in connection with its acquisition of its N-PCS licenses and to finance construction of an N-PCS system. The total cost to Benbow of servicing its debt obligations and constructing an N-PCS system (including the effect of Benbow's acquisition of Page Call) will be approximately $100.0 million over the next five years. See "Business--Investments in Narrowband PCS Licenses".

   OTHER COMMITMENTS AND CONTINGENCIES

   Interest payments on the $467.4 million principal amount at maturity of Arch's 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") commence September 15, 2001. Arch expects to service such interest payments out of cash made available to it by its subsidiaries. Based on the principal amount of Senior Discount Notes presently outstanding, such interest payments will equal $25.4 million on March 15 and September 15 of each year until scheduled maturity on March 15, 2008. A default by Arch in its payment obligations under the Senior Discount Notes could have a material adverse effect on the business, financial condition, results of operations or prospects of Arch. See "Factors Affecting Future Operating Results--Indebtedness and High Degree of Leverage".

   SOURCES OF FUNDS

   Arch's net cash provided by operating activities was $37.8 million, $63.6 million and $81.1 million in the years ended December 31, 1996, 1997 and 1998, respectively. Arch believes that its capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on Arch's needs and market conditions, possible sales of equity or debt securities. For additional information, see Note 3 of Notes to Arch's Consolidated Financial Statements. Arch's ability to access future borrowings will be dependent, in part, on its ability to continue to grow its Adjusted EBITDA.

      Issuance and Sale of Notes

   On June 29, 1998, Arch through its wholly-owned subsidiary ACI, issued and sold $130.0 million principal amount of 12 3/4% Senior Notes due 2007 (the "Notes") for net proceeds of $122.6 million (after deducting the discount to the initial purchasers and offering expenses paid by ACI). The Notes were sold at an initial price to investors of 98.049%. The Notes mature on July 1, 2007 and bear interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 1999. See Note 3 to Arch's Consolidated Financial Statements.

      Equity Investment

   On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of Series C Convertible Preferred Stock of Arch ("Series C Preferred Stock"). Arch used $24.0 million of the net proceeds to repay indebtedness under ACE's existing credit facility as part of the establishment of the Amended Credit Facility. The Series C Preferred Stock: (i) is convertible into Common Stock of Arch at an initial conversion price of $5.50 per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch's Common Stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock; (iv) is subject to redemption for cash or conversion into Arch's Common Stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the Indenture governing Arch's 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes Indenture"), requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the Senior Discount Notes Indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch, at this time, intends to convert the Series C Preferred Stock into Arch Common Stock.

      API Credit Facility

   On November 16, 1998, the lenders to API approved an increase in API's existing credit facility from $400.0 million to $600.0 million, subject to completing the MobileMedia Merger and certain other conditions. The increase of $200.0 million (the "API Credit Facility Increase") was to fund a portion of the cash necessary for Arch to complete the MobileMedia Merger. The API Credit Facility Increase was to be provided by four of API's existing lenders, provided the MobileMedia Transactions were completed prior to March 31, 1999. In December 1998 and January 1999, MobileMedia's general unsecured creditors ("Class 6 creditors") voted to accept the Reorganization Plan. In February 1999, the U.S. Bankruptcy Court for the District of Delaware ordered that certain supplemental disclosure be provided to the Class 6 creditors and that MobileMedia resolicit votes from that class on the Reorganization Plan, set March 23, 1999 as the deadline for re-voting by MobileMedia's Class 6 Creditors on the Reorganization Plan and for filing objections to the Reorganization Plan, and scheduled the confirmations hearing on the Reorganization Plan to resume on March 26, 1999. As a result of the resolicitation of votes of the holders of Class 6 creditors, it is not possible to consummate the MobileMedia Merger by March 31, 1999. The four API lenders that were to fund the API Credit Facility Increase have indicated their willingness to seek approval to extend $135.0 million of the API Credit Facility Increase through June 30, 1999, subject to formal approval, definitive documentation and negotiation of certain terms. See "Business--Pending MobileMedia Merger" and Note 3 of Notes to Arch's Consolidated Financial Statements.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

   GROWTH AND ACQUISITION STRATEGY

   Arch believes that the paging industry has experienced, and will continue to experience, consolidation due to factors that favor larger, multi-market paging companies, including (i) the ability to obtain additional radio spectrum, (ii) greater access to capital markets and lower costs of capital, (iii) broader geographic coverage of paging systems, (iv) economies of scale in the purchase of capital equipment, (v) operating efficiencies and (vi) enhanced access to executive personnel.

   Arch has pursued, and intends to continue to pursue, acquisitions of paging businesses as a key component of its growth strategy. However, the process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of Arch's management. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms, or that any future acquisitions by Arch will be successful. See "Business--Paging Operations".

   Implementation of Arch's growth strategy will be subject to numerous other contingencies beyond the control of its management. These contingencies include national and regional economic conditions, interest rates, competition, changes in regulation or technology and the ability to attract and retain skilled employees. Accordingly, no assurance can be given that Arch's growth strategy will prove effective or that its goals will be achieved. See "Business--Business Strategy" and "--Competition".

   FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

   Arch's business strategy requires the availability of substantial funds to finance the continued development and future growth and expansion of its operations, including possible acquisitions. The amount of capital required by Arch following the MobileMedia Merger will depend upon a number of factors, including subscriber growth, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of Arch's N-PCS strategy and acquisition strategies and opportunities. No assurance can be given that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on Arch.

    COMPETITION AND TECHNOLOGICAL CHANGE

   Arch faces competition from other paging service providers in all markets in which it operates, as well as from certain competitors who hold nationwide licenses. Monthly fees for basic paging services have, in general, declined in recent years, due in part to competitive conditions, and Arch may face significant price-based competition in the future which could have a material adverse effect on Arch. Certain competitors of Arch possess greater financial, technical and other resources than Arch. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus on Arch's particular markets, there could be a material adverse effect on Arch.

   Competitors are currently using and developing a variety of two-way paging technologies. Arch does not presently provide such two-way services, other than as a reseller. Although such services generally are higher priced than traditional one-way paging services, technological improvements could result in increased capacity and efficiency for such two-way paging technologies and, accordingly, could result in increased competition for Arch. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by Arch or could require Arch to reduce the price of their paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Other forms of wireless two-way communications technology, including cellular and broadband personal communications services ("PCS"), and specialized mobile radio services, also compete with the paging services that Arch currently provides. While such services are primarily focused on two-way voice communications, service providers are, in many cases, electing to provide paging services as an adjunct to their primary services. Technological change also may affect the value of the pagers owned by Arch and leased to its subscribers. If Arch's subscribers request more technologically advanced pagers, including, but not limited to, two-way pagers, Arch could incur additional inventory costs and capital expenditures if required to replace pagers leased to its subscribers within a short period of time. Such additional investment or capital expenditures could have a material adverse effect on Arch. There can be no assurance that Arch will be able to compete successfully with current and future competitors in the paging business or with competitors offering alternative communication technologies. Pursuant to the CALEA, all telecommunications carriers, including Arch, are subject to certain law enforcement assistance capability requirements. These capability requirements will likely necessitate equipment modifications. Although CALEA requires the federal government to reimburse carriers for certain equipment modifications, it is unclear whether Arch will be entitled to such a reimbursement and if so, how much Arch will receive. See "Business--Paging Industry Overview and --Competition".

   GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

   The paging operations of Arch are subject to regulation by the FCC and various state regulatory agencies. The FCC paging licenses granted to Arch are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. In the past, paging license renewal applications generally have been granted by the FCC upon a showing of compliance with FCC regulations and of adequate service to the public. Arch is unaware of any circumstances which would prevent the grant of any pending or future renewal applications; however, no assurance can be given that any of Arch's renewal applications will be free of challenge or will be granted by the FCC. It is possible that there may be competition for radio spectrum associated with licenses as they expire, thereby increasing the chances of third party interventions in the renewal proceedings. Other than those renewal applications still pending, the FCC has thus far granted each license renewal application that Arch has filed. There can be no assurance that the FCC and various state regulatory agencies will not propose or adopt regulations or take actions that would have a material adverse effect on Arch.

   The FCC's review and revision of rules affecting paging companies is ongoing and the regulatory requirements to which Arch is subject may change significantly over time. For example, the FCC has decided to adopt a market area licensing scheme for all paging channels under which carriers would be licensed to operate on a particular channel throughout a broad geographic area (for example, a Major Trading Area as defined by Rand McNally) rather than being licensed on a site-by-site basis. These geographic area licenses will be awarded pursuant to auction. Incumbent paging licensees that do not acquire licenses at auction will be entitled to interference protection from the market area licensee. Arch is participating actively in this proceeding in order to protect its existing operations and retain flexibility, on an interim and long-term basis, to modify systems as necessary to meet subscriber demands. The FCC has issued a Further Notice of Proposed Rulemaking in which the FCC sought comments on, among other matters, whether it should impose coverage requirements on licensees with nationwide exclusivity (such as Arch), whether these coverage requirements should be imposed on a nationwide or regional basis, and whether--if such requirements are imposed--failure to meet the requirements should result in a revocation of the entire nationwide license or merely a
portion  of  the  license.   If  the  FCC  were  to  impose  stringent  coverage
requirements on licensees with nationwide exclusivity, Arch might have to accelerate the build-out of its systems in certain areas.

   Changes in regulation of Arch's paging businesses or the allocation of radio spectrum for services that compete with Arch's business could adversely affect its results of operations. In addition, some aspects of the Telecommunications Act of 1996 (the "Telecommunications Act") may place additional burdens upon Arch or subject Arch to increased competition. For example, the FCC has adopted rules that govern compensation to be paid to pay phone providers which has resulted in increased costs for certain paging services including toll-free 1-800 number paging. Arch has generally passed these costs on to its subscribers, which makes Arch's services more expensive and which could affect the attraction or retention of customers; however, there can be no assurance that Arch will be able to continue to pass on these costs. In addition, the FCC also has adopted rules regarding payments by telecommunications companies into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the Telecommunications Act, Universal Service obligations largely were met by local telephone companies, supplemented by long-distance telephone companies. Under the new rules, certain telecommunications carriers, including Arch, are required to contribute to a revised fund created for Universal Service (the "Universal Service Fund"). In addition, certain state regulatory authorities have enacted, or have indicated that they intend to enact, similar contribution requirements based on state revenues. Arch can not yet know the full impact of these state contribution requirements. Moreover, Arch is not able at this time to estimate the amount of any such payments that it will be able to bill to their subscribers; however, payments into the Universal Service Fund will likely increase the cost of doing business.

   Moreover, in a rulemaking proceeding pertaining to interconnection between LECs and CMRS providers such as Arch, the FCC has concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by such providers in terminating traffic that originates on LEC facilities, and vice versa. Consistent with this ruling, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic or for dedicated facilities used to deliver LEC-originated traffic to one-way paging networks. Nor may LECs charge CMRS providers for number activation and use fees. These interconnection issues are still in dispute, and it is unclear whether the FCC will maintain its current position. Depending on further FCC disposition of these issues, Arch may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of LEC-originated local traffic. If these issues are ultimately resolved by the FCC in favor of CMRS providers, then Arch will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the LECs, Arch likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withheld amounts. Although these requirements have not to date had a material adverse effect on Arch, these or similar requirements could in the future have a material adverse effect on Arch. See "Industry Overview--Regulation".

   The Communications Act also limits foreign investment in and ownership of entities that are licensed as radio common carriers by the FCC. Arch owns or controls several radio common carriers and is accordingly subject to these foreign investment restrictions. Because Arch is a parent of radio common carriers (but is not a radio common carrier itself), Arch may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the FCC finds that the public interest would be served by denying such ownership. In connection with the WTO Agreement--agreed to by 69 countries--the FCC adopted rules effective February 9, 1998 that create a very strong presumption in favor of permitting a foreign interest in excess of 25% if the foreign investor's home market country signed the WTO Agreement. Arch's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver. See "Business--Regulation". Arch's Restated Certificate of Incorporation, as amended permits the redemption of shares of Arch's capital stock from foreign stockholders where necessary to protect FCC licenses held by Arch or its subsidiaries, but such redemption would be subject to the availability of capital to Arch and any restrictions contained in applicable debt instruments and under the DGCL (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries.

   SUBSCRIBER TURNOVER

   The results of operations of wireless messaging service providers, such as Arch, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, cancellations directly and adversely affect EBITDA. An increase in the subscriber cancellation rate could have a material adverse effect on Arch.

   DEPENDENCE ON THIRD PARTIES

   Arch does not manufacture any of the pagers used in its paging operations. Arch buys pagers primarily from Motorola, NEC and Panasonic Communications & Systems Company and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, Arch purchases terminals and transmitters primarily from Glenayre and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet their expansion and replacement requirements. To date, Arch has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that Arch will not experience such delays in the future. Arch's purchase agreement with Motorola expires on June 19, 1999, although it contains a provision for renewals for one-year terms. There can be no assurance that Arch's agreement with Motorola will be renewed or, if renewed, that such agreement will be on terms and conditions as favorable to Arch as those under the current agreements. Although Arch believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that Arch would not be materially adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms. See "Business--Sources of Equipment". Finally, Arch relies on third parties to provide satellite transmission for some aspects of their paging services. To the extent there are satellite outages or if satellite coverage is otherwise impaired, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect on Arch.

   POSSIBLE ACQUISITION TRANSACTIONS

   Arch believes that the paging industry will undergo further consolidation, and Arch expects to participate in such continued industry consolidation. Arch has evaluated and expects to continue to evaluate possible acquisition transactions  on an  ongoing  basis  and at any  given  time may be  engaged  in discussions with respect to possible acquisitions or other business combinations. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of Arch's management and financial and other resources. No assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, that Arch's future acquisitions will be successful, or that Arch will participate in any future consolidation of the paging industry.

   DEPENDENCE ON KEY PERSONNEL

   The success of Arch will depend, to a significant extent, upon the continued services of a relatively small group of executive personnel. Arch does not have employment agreements with, or maintain life insurance on the lives of, any of its current executive officers, although certain executive officers have entered into non-competition agreements and all executive officers have entered into executive retention agreements with Arch. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on Arch.

   IMPACT OF THE YEAR 2000 ISSUE

   The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of Arch's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, the computerized systems (including both information and non-information technology systems) and applications used by Arch are being reviewed, evaluated and, if and where necessary, modified or replaced to ensure that all financial, information and operating systems are Year 2000 compliant.

   Arch has created a cross-functional project group (the "Y2K Project Group") to work on the Year 2000 problem. The Y2K Project Group is finishing its analysis of external and internal areas likely to be affected by the Year 2000 problem. It has classified the identified areas of concern into either a mission critical or non-mission critical status. For the external areas, Arch has distributed vendor surveys to its primary and secondary vendors. The surveys requested information about hardware and/or software supplied by information technology vendors as well as non-information technology system vendors that might use embedded technologies in their systems or products. Information was requested regarding the vendor's Year 2000 compliance planning, timing, status, testing and contingency planning. As part of its evaluation of Year 2000 vulnerability related to its pager and paging equipment vendors, Arch has discussed with them their efforts to identify potential issues associated with their equipment and/or software and has concluded that, to the extent any vulnerability exists, it has been addressed. Internally, Arch is completing an inventory audit of hardware and software testing for both its corporate and divisional operations. These areas of operation include: information systems, finance, operations, inventory, billing, pager activation and purchasing. Additional testing is scheduled to conclude in the second quarter of 1999.

   Arch expects that it will incur costs to replace existing hardware, software and paging equipment, which will be capitalized and amortized in accordance with Arch's existing accounting policies, while maintenance or modification costs will be expensed as incurred. Arch has upgraded hardware to enable compliance testing to be performed on dedicated test equipment in an isolated production-like environment. Based on Arch's costs incurred to date, as well as estimated costs to be incurred over the next nine months, Arch does not expect that resolution of the Year 2000 problem will have a material adverse effect on its results of operations and financial condition. Costs of the Year 2000 project are based on current estimates and actual results may vary significantly from such estimates once detailed plans are developed and implemented.

   While it is Arch's stated goal to be compliant, on an internal basis, by September 30, 1999, Arch may face the possibility that one or more of its mission critical vendors, such as its utility providers, telephone carriers or satellite carriers, may not be Year 2000 compliant. Because of the unique nature of such vendors, alternative providers of these services may not be available. Additionally, although Arch has initiated its test plan for its business-related hardware and software applications, there can be no assurance that such testing will detect all applications that may be affected by the Year 2000 problem. Lastly, Arch does not manufacture any of the pagers or paging-related equipment used by its customers or for its own paging operations. Although Arch is in the process of testing of such equipment it has relied to a large extent on the representations and assessments of its vendors with respect to their readiness. Arch can offer no assurances as to the accuracy of such vendors' representations and assessments.

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

   NO DIVIDENDS

   Arch has never declared or paid cash dividends. Arch does not intend, to declare or pay any cash dividends in the foreseeable future. Certain covenants in the API Credit Facility and in other Arch debt instruments, effectively prohibit the declaration or payment of cash dividends by Arch for the foreseeable future. In addition, the terms of the Series C Preferred Stock generally prohibit the payment of cash dividends on Common Stock unless all accrued and unpaid dividends on the Series C Preferred Stock are paid in full. See "Market for Registrant's Common Equity and Related Stockholder Matters".

   HISTORY OF LOSSES

   Since its inception, Arch has not reported any net income. Arch reported net losses of $114.7 million, $181.9 million, $206.1 million in the fiscal years ended December 31, 1996, 1997 and 1998, respectively. These historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and pager depreciation, interest expense and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse effect on Arch. Arch expects to continue to report net losses for the foreseeable future, whether or not the MobileMedia Merger is consummated. See Arch's Consolidated Financial Statements included elsewhere herein.

   VOLATILITY OF TRADING PRICE

   The market price of Common Stock is subject to significant fluctuation and has recently declined. Between November 1, 1997 and January 4, 1999, the reported sale price of Common Stock on the NASDAQ National Market has ranged from a low of $.6875 per share (in October 1998) to a high of $8.00 per share (in November 1997). The trading price of Common Stock following the MobileMedia Merger will likely be affected by numerous factors, including the risk factors set forth herein, as well as prevailing economic and financial trends and conditions in the public securities markets. During recent periods, share prices of paging companies such as Arch have exhibited a high degree of volatility. Shortfalls in revenues or EBITDA from the levels anticipated by the public markets could have an immediate and significant adverse effect on the trading price of Arch's Common Stock in any given period. Such shortfalls may result from events that are beyond Arch's immediate control and can be unpredictable. The trading price of Arch's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly held companies in the paging industry generally, which may not have any direct relationship with Arch's business or long-term prospects. See "Market for Registrant's Common Equity and Related Stockholder Matters".

   INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

   Arch is highly leveraged. At December 31, 1998, Arch and its subsidiaries had outstanding $1.0 billion of total debt, including (i) $125.0 million principal amount of ACI's 9 1/2% Senior Notes due 2004 (the "ACI 9 1/2% Notes"), (ii) $100.0 million principal amount of ACI's 14% Senior Notes due 2004 (the "ACI 14% Notes"), (iii) $127.6 million accreted value of ACI's 12 3/4% Senior Notes due 2007 (the "ACI 12 3/4% Notes" and, together with the ACI 9 1/2% Notes and the ACI 14% Notes, the "ACI Notes"), (iv) $369.5 million accreted value of the Senior Discount Notes, (v) $13.4 million principal amount of Arch's 6 3/4% Convertible Subordinated Debentures due 2003 (the "Arch Convertible Debentures") and (vi) $267.0 million of borrowings under the API Credit Facility. Arch's high degree of leverage may have adverse consequences for Arch, including: (i) the ability of Arch to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, may be impaired or extinguished or such financing may not be available on acceptable terms, if at all; (ii) a substantial portion of the Adjusted EBITDA will be required to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the API Credit Facility and the indentures (the "Arch Indentures") under which the ACI Notes are outstanding contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on Arch; (iv) Arch may be more highly leveraged than its competitors which may place it at a competitive disadvantage; (v) Arch's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally; and (vi) Arch's high degree of leverage may impair its ability to participate in the future consolidation of the paging industry. Arch has implemented various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth. As a result, Arch's rate of internal growth in units in service has slowed and is expected to remain below the rates of internal growth previously achieved by Arch, but Arch has not yet reduced its financial leverage significantly. There can be no assurance that Arch will be able to reduce its financial leverage significantly or that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments. EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA may not necessarily be comparable to similarly titled data of other paging companies. See Arch's Consolidated Financial Statements and Notes thereto included elsewhere herein.

   MOBILEMEDIA MERGER CASH REQUIREMENTS

   To fund the estimated cash payments required by the MobileMedia Merger of approximately $347.0 million (consisting of $262.0 million to fund a portion of the cash payments to MobileMedia's secured creditors and $85.0 million to fund estimated administrative expenses, amounts to be outstanding at the Effective Time under the DIP Credit Agreement and transaction expenses), API and The Bank of New York, Toronto Dominion (Texas), Inc., Royal Bank of Canada and Barclays Bank, PLC have executed a commitment letter for a $200.0 million increase to the API Credit Facility (the "API Credit Facility Increase"). The API Credit Facility Increase was approved on November 16, 1998 by all API lenders, provided the MobileMedia Transactions were completed prior to March 31, 1999. As a result of the resolicitation of votes of the holders of Class 6 creditors, it is not possible to consummate the MobileMedia Merger by March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources --API Credit Facility". The four API lenders that were to fund the API Credit Facility Increase have indicated their willingness to seek approval to extend $135.0 million of the API Credit Facility Increase through June 30, 1999, subject to formal approval, definitive documentation and negotiation of certain terms. In addition, ACI intends to issue $200.0 million of new senior notes (the "Planned ACI Notes"). There can be no assurance that Arch will complete an offering of the Planned ACI Notes on terms satisfactory to it, if at all. As a result, ACI and The Bear Stearns Companies, Inc., TD Securities (USA), Inc., the Bank of New York and Royal Bank of Canada have executed a commitment letter for a $120.0 million bridge facility (the "Bridge Facility") which would be available to Arch in the absence of an offering of the Planned ACI Notes. The Bridge Facility was scheduled to expire on February 28, 1999 but ACI elected to extend it to June 30, 1999. The Planned ACI Notes, the Bridge Facility and the MobileMedia Merger each require approval by the Required Lenders (as defined in the API Credit Facility), and there can be no assurance such approval will be granted. If API's lenders do not grant the foregoing approvals, and Arch is not able to arrange alternative financing to make the cash payments required by the MobileMedia Merger and therefore could not consummate the MobileMedia Merger, and Arch's failure to perform its obligations under the MobileMedia Merger Agreement is not otherwise excused, Arch will be liable to pay the MobileMedia Breakup Fee of $32.5 million to MobileMedia.

   API CREDIT FACILITY, BRIDGE FACILITY AND INDENTURE RESTRICTIONS

   The API Credit Facility, the Bridge Facility and the Arch Indentures impose (or will impose) certain operating and financial restrictions on Arch. The API Credit Facility requires API and, in certain cases, ACI, to maintain specified financial ratios, among other obligations, including a maximum leverage ratio and a minimum fixed charge coverage ratio, each as defined in the API Credit Facility. In addition, the API Credit Facility limits or restricts, among other things, API's ability to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale/leaseback transactions; (iv) make loans and investments; (v) incur indebtedness and contingent obligations; (vi) amend or otherwise alter debt instruments and other material agreements; (vii) engage in mergers, consolidations, acquisitions and asset sales; (viii) engage in transactions with affiliates; and (ix) alter its lines of business or accounting methods. In addition, the Bridge Facility and the Arch Indentures limit, among other things:
(i) the incurrence of additional indebtedness by Arch and its Restricted Subsidiaries (as defined therein); (ii) the payment of dividends and other restricted payments by Arch and its Restricted Subsidiaries; (iii) asset sales;
(iv) transactions with affiliates; (v) the incurrence of liens; and (vi) mergers and consolidations. Arch's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic and financial conditions. A breach of any of these covenants could result in a default under the API Credit Facility, the Bridge Facility and/or the Arch Indentures. Upon the occurrence of an event of default under the API Credit Facility, the Bridge Facility or the Arch Indentures, the creditors could elect to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable. If Arch were unable to repay any such amounts, the creditors could proceed against the collateral securing certain of such indebtedness. If the lenders under the API Credit Facility accelerate the payment of such indebtedness, there can be no assurance that the assets of Arch would be sufficient to repay in full such indebtedness and the other indebtedness of Arch, including the Arch Notes and any borrowings under the

Bridge Facility. In addition, because the API Credit Facility, the Bridge Facility and the Arch Indentures limit (or will limit) the ability of Arch to engage in certain transactions except under certain circumstances, Arch may be prohibited from entering into transactions that could be beneficial to Arch including the MobileMedia Merger, which is subject to the approval of the Required Lenders (as defined under the API Credit Facility). Arch will be incurring additional indebtedness in connection with the MobileMedia Merger and the Reorganization.

   POSSIBLE FLUCTUATIONS IN REVENUES AND OPERATING RESULTS

   Arch believes that future fluctuations in its revenues and operating results are possible as the result of many factors, including competition, subscriber turnover, new service developments and technological change. Arch's current and planned debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues, and Arch may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Due to the foregoing or other factors, it is possible that due to future fluctuations, Arch's revenue or operating results may not meet the expectations of securities analysts or investors, which may have a material adverse effect on the price of Arch's Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters".

   DIVISIONAL REORGANIZATION

   In June 1998, the Arch Board approved the Divisional Reorganization. As part of such reorganization, which is expected to be implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western and Northern divisions into four existing operating divisions and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and to take advantage of various operating efficiencies. Once fully implemented, the Divisional Reorganization is expected to result in annual cost savings of approximately $15.0 million. Arch expects to reinvest a portion of these cost savings to expand its sales activities. In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) plans to close certain office locations and redeploy other real estate assets and (iii) recorded a restructuring charge of $14.7 million in 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations and
(iii) $1.5 million of other costs. There can be no assurance that the expected cost savings will be achieved or that the reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. The difficulties of such reorganization may be increased by the need to integrate MobileMedia's operations in multiple locations and to combine two corporate cultures. The inability to successfully integrate the operations of MobileMedia would have a material adverse effect on Arch.

   ANTI-TAKEOVER PROVISIONS

   Arch's Restated Certificate of Incorporation, as amended and Arch's By-laws include provisions for a classified Board of Directors, the issuance of "blank check" preferred stock (the terms of which may be fixed by the Arch Board without further stockholder approval), a prohibition on stockholder action by written consent in lieu of a meeting and certain procedural requirements governing stockholder meetings. Arch also has a stockholders rights plan. In addition, Section 203 of the DGCL will, with certain exceptions, prohibit Arch from engaging in any business combination with any "interested stockholder" (as defined therein) for a three-year period following the date that such stockholder becomes an interested stockholder. Such provisions may have the effect of delaying, making more difficult or preventing a change in control or acquisition of Arch.

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive
Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Arch adopted SFAS No. 130 in 1998. The adoption of this standard did not have an effect on its reporting of income.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Arch adopted SFAS No. 131 for its year ended December 31, 1998. Adoption of this standard did not have a significant impact on its reporting.

   In March 1998, the Accounting Standards Committee of the Financial Accounting Standards Board issued Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for capitalizing costs of computer software developed or obtained for internal use. Arch adopted SOP 98-1 in 1998. The adoption of SOP 98-1 has not had a material effect on Arch's financial position or results of operations.

   In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5")
"Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Arch adopted SOP 98-5 effective January 1, 1999. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. The adoption of SOP 98-5 is not expected to have a material effect on Arch's financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings. Arch intends to adopt this standard effective January 1, 2000. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The majority of the Company's long-term debt is subject to fixed rates of interest or interest rate protection. In the event that the interest rate on the Company's non-fixed rate debt fluctuates by 10% in either direction, the Company believes the impact on its results of operations would be immaterial. The Company transacts infrequently in foreign currency and therefore is not exposed to significant foreign currency market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

   The information required by Items 10 through 13 are incorporated by reference to the Registrant's definitive Proxy Statement for its 1999 annual meeting of stockholders scheduled to be held on May 18, 1999.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Consolidated Balance Sheets as of December 31, 1997 and 1998

         Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1998

         Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Three Years in the Period Ended December 31, 1998

         Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1998

         Notes to Consolidated Financial Statements

(a) (2)  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         No reports  on Form  8-K were  filed  during  the  three  months  ended
            December 31, 1998.

(c)      Exhibits

         The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARCH COMMUNICATIONS GROUP, INC.




                                        By:      /s/  C. Edward Baker, Jr.
                                           -------------------------------------
                                               C. Edward Baker, Jr.
                                               Chairman of the Board and Chief
                                               Executive Officer
   March 18, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




  /s/ C. Edward Baker, Jr.      Chairman of the Board and        March 18, 1999
---------------------------     Chief Executive Officer
  C. Edward Baker, Jr.          (principal executive officer)



  /s/ John B. Saynor            Executive Vice President,        March 18, 1999
---------------------------     Director
  John B. Saynor



  /s/ J. Roy Pottle             Executive Vice President         March 18, 1999
---------------------------     and Chief Financial Officer
  J. Roy Pottle                 (principal financial officer and
                                principal accounting officer)


  /s/ R. Schorr Berman          Director                         March 18, 1999
---------------------------
  R. Schorr Berman



                                Director
---------------------------
  James S. Hughes



  /s/ John Kornreich            Director                         March 18, 1999
---------------------------
  John Kornreich



  /s/ Allan L. Rayfield         Director                         March 18, 1999
---------------------------
  Allan L. Rayfield



  /s/ John A. Shane             Director                         March 18, 1999
---------------------------
  John A. Shane

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
Report of Independent Public Accountants ................................   F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998 ............   F-3

Consolidated Statements of Operations for Each of the Three Years
  in the Period Ended December 31, 1998 .................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for Each
  of the Three Years in the Period Ended December 31, 1998 ..............   F-5

Consolidated Statements of Cash Flows for Each of the Three Years
  in the Period Ended December 31, 1998 .................................   F-6

Notes to Consolidated Financial Statements ..............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Arch Communications Group, Inc.:

   We have audited the accompanying consolidated balance sheets of Arch Communications Group, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule, based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Communications Group, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





                                       /s/ Arthur Andersen LLP



   Boston, Massachusetts
   February 24, 1999

                         ARCH COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998
                      (in thousands, except share amounts)

                                                                               1997          1998
                                                                               ----          ----
                                                ASSETS
Current assets:
    Cash and cash equivalents.........................................     $     3,328    $     1,633
    Accounts receivable (less reserves of $5,744 and $6,583 in 1997 and
      1998, respectively).............................................          30,147         30,753
    Inventories.......................................................          12,633         10,319
    Prepaid expenses and other........................................           4,917          8,007
                                                                           -----------    -----------
        Total current assets..........................................          51,025         50,712
                                                                           -----------    -----------
Property and equipment, at cost:
    Land, buildings and improvements..................................          10,089         10,480
    Paging and computer equipment.....................................         361,713        400,312
    Furniture, fixtures and vehicles..................................          16,233         17,381
                                                                           -----------    -----------
                                                                               388,035        428,173
    Less accumulated depreciation and amortization....................         146,542        209,128
                                                                           ------------   -----------
    Property and equipment, net.......................................         241,493        219,045
                                                                           ------------   -----------
Intangible and other assets (less accumulated amortization of $260,932
  and $372,122 in 1997 and 1998, respectively)........................         728,202        634,528
                                                                           -----------    -----------
                                                                           $ 1,020,720    $   904,285
                                                                           ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt..............................     $    24,513    $     1,250
    Accounts payable..................................................          22,486         25,683
    Accrued restructuring charge......................................              --         11,909
    Accrued expenses..................................................          11,894         11,689
    Accrued interest..................................................          11,249         20,997
    Customer deposits.................................................           6,150          4,528
    Deferred revenue..................................................           8,787         10,958
                                                                           -----------    -----------
        Total current liabilities.....................................          85,079         87,014
                                                                           -----------    -----------
Long-term debt, less current maturities...............................         968,896      1,003,499
                                                                           -----------    -----------
Other long-term liabilities...........................................              --         27,235
                                                                           -----------    -----------
Commitments and contingencies Stockholders' equity (deficit):
    Preferred stock--$.01 par value, authorized 10,000,000 shares; issued
      250,000 shares ($26,030 aggregate liquidation preference).......              --              3
    Common stock--$.01 par value, authorized 75,000,000 shares, issued and outstanding: 20,863,563 and 21,215,583 shares in 1997 and
      1998, respectively..............................................             209            212
    Additional paid-in capital........................................         351,210        378,077
    Accumulated deficit...............................................        (384,674)      (591,755)
                                                                           -----------    -----------
        Total stockholders' equity (deficit)..........................         (33,255)      (213,463)
                                                                           -----------    -----------
                                                                           $ 1,020,720    $   904,285
                                                                           ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,
               (in thousands, except share and per share amounts)

                                                                1996          1997         1998
                                                               ------        ------       ------
Service, rental and maintenance revenues..................   $  291,399    $  351,944   $  371,154
Product sales.............................................       39,971        44,897       42,481
                                                             ----------    ----------   ----------
     Total revenues.......................................      331,370       396,841      413,635
Cost of products sold.....................................      (27,469)      (29,158)     (29,953)
                                                             ----------    ----------   ----------
                                                                303,901       367,683      383,682
                                                             ----------    ----------   ----------
Operating expenses:
   Service, rental and maintenance........................       64,957        79,836       80,782
   Selling................................................       46,962        51,474       49,132
   General and administrative.............................       86,181       106,041      112,181
   Depreciation and amortization..........................      191,871       232,347      221,316
   Restructuring charge...................................           --            --       14,700
                                                             ----------    ----------   ----------
     Total operating expenses.............................      389,971       469,698      478,111
                                                             ----------    ----------   ----------
Operating income (loss)...................................      (86,070)     (102,015)     (94,429)
Interest expense..........................................      (77,353)      (98,063)    (105,979)
Interest income...........................................        1,426           904        1,766
Equity in loss of affiliate...............................       (1,968)       (3,872)      (5,689)
                                                             ----------    ----------   ----------
Income (loss) before income tax benefit and
   extraordinary item.....................................     (163,965)     (203,046)    (204,331)
Benefit from income taxes.................................       51,207        21,172           --
                                                             ----------    ----------   ----------
Income (loss) before extraordinary item...................     (112,758)     (181,874)    (204,331)
Extraordinary charge from early
   extinguishment of debt.................................       (1,904)           --       (1,720)
                                                             ----------    ----------   ----------
Net income (loss).........................................     (114,662)     (181,874)    (206,051)
Accretion of redeemable preferred stock...................         (336)          (32)          --
Preferred stock dividend..................................           --            --       (1,030)
                                                             ----------    ----------   ----------
Net income (loss) applicable to common
   stockholders...........................................   $ (114,998)   $ (181,906)  $ (207,081)
                                                             ==========    ==========   ==========
Basic/diluted income (loss) per common
   share before extraordinary item........................   $    (5.53)   $    (8.77)  $    (9.78)
Extraordinary charge from early
   extinguishment of debt per basic/diluted
   common share...........................................   $     (.09)   $       --   $     (.08)
                                                             ----------    ----------   ----------
Basic/diluted net income (loss) per common
   share..................................................   $    (5.62)   $    (8.77)  $    (9.86)
                                                             ==========    ==========   ==========
Basic/diluted weighted average number of
   common shares outstanding..............................   20,445,943    20,746,240   20,993,192
                                                             ==========    ==========   ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                                                                                                     Total
                                                                        Additional               Stockholders'
                                                 Preferred    Common      Paid-in    Accumulated    Equity
                                                   Stock       Stock      Capital      Deficit     (Deficit)
                                                 ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1995 ...................   $    --     $     197   $ 334,825    $ (88,138)   $ 246,884
   Exercise of options to purchase 169,308
     shares of common stock ..................        --             2       1,469         --          1,471
   Issuance of 46,842 shares of common
     stock under Arch's Employee Stock
     Purchase Plan ...........................        --          --           373         --            373
   Issuance of 843,039 shares of common
     stock upon conversion of convertible
     subordinated debentures .................        --             8      14,113         --         14,121
   Accretion of redeemable preferred stock ...        --          --          (336)        --           (336)
   Net loss ..................................        --          --          --       (114,662)    (114,662)
                                                 ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1996 ...................        --           207     350,444     (202,800)     147,851
   Issuance of 151,343 shares of common
     stock under Arch's Employee Stock
     Purchase Plan ...........................        --             2         798         --            800
   Accretion of redeemable preferred stock ...        --          --           (32)        --            (32)
   Net loss ..................................        --          --          --       (181,874)    (181,874)
                                                 ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1997 ...................        --           209     351,210     (384,674)     (33,255)
   Exercise of options to purchase 94,032
     shares of common stock ..................        --             1         293         --            294
   Issuance of 250,000 shares of preferred
     stock ...................................           3        --        24,997         --         25,000
   Issuance of 257,988 shares of common
     stock under Arch's Employee Stock
     Purchase Plan ...........................        --             2         547         --            549
   Preferred stock dividend ..................        --          --         1,030       (1,030)        --
   Net loss ..................................        --          --          --       (206,051)    (206,051)
                                                 ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1998 ...................   $       3   $     212   $ 378,077    $(591,755)   $(213,463)
                                                 =========   =========   =========    =========    =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                                 (in thousands)

                                                                   1996           1997           1998
                                                               -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss) ........................................   $  (114,662)   $  (181,874)   $  (206,051)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization ............................       191,871        232,347        221,316
  Deferred income tax benefit ..............................       (51,207)       (21,172)          --
  Extraordinary charge from early extinguishment of debt ...         1,904           --            1,720
  Equity in loss of affiliate ..............................         1,968          3,872          5,689
  Accretion of discount on senior notes ....................        24,273         33,259         37,115
  Gain on Tower Site Sale ..................................          --             --           (2,500)
  Accounts receivable loss provision .......................         8,198          7,181          8,545
  Changes in assets and liabilities,  net of effect from
    acquisitions of paging companies:
    Accounts receivable ....................................       (15,513)       (11,984)        (9,151)
    Inventories ............................................         1,845         (2,394)         2,314
    Prepaid expenses and other .............................            89           (386)        (3,090)
    Accounts payable and accrued expenses ..................       (12,520)         3,683         24,649
    Customer deposits and deferred revenue .................         1,556          1,058            549
                                                               -----------    -----------    -----------
Net cash provided by operating activities ..................        37,802         63,590         81,105
                                                               -----------    -----------    -----------
Cash flows from investing activities:
  Additions to property and equipment, net .................      (138,899)       (87,868)       (79,249)
  Additions to intangible and other assets .................       (26,307)       (14,901)       (33,935)
  Net proceeds from Tower Site Sale ........................          --             --           30,316
  Acquisition of paging companies, net of cash acquired ....      (325,420)          --             --
                                                               -----------    -----------    -----------
Net cash used for investing activities .....................      (490,626)      (102,769)       (82,868)
                                                               -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of long-term debt ...............................       676,000         91,000        463,239
  Repayment of long-term debt ..............................      (225,166)       (49,046)      (489,014)
  Repayment of redeemable preferred stock ..................          --           (3,744)          --
  Net proceeds from sale of preferred stock ................          --             --           25,000
  Net proceeds from sale of common stock ...................         1,844            800            843
                                                               -----------    -----------    -----------
Net cash provided by financing activities ..................       452,678         39,010             68
                                                               -----------    -----------    -----------
Net decrease in cash and cash equivalents ..................          (146)          (169)        (1,695)
Cash and cash equivalents, beginning of period .............         3,643          3,497          3,328
                                                               -----------    -----------    -----------
Cash and cash equivalents, end of period ...................   $     3,497    $     3,328    $     1,633
                                                               ===========    ===========    ===========
Supplemental disclosure:
  Interest paid ............................................   $    48,905    $    62,231    $    57,151
                                                               ===========    ===========    ===========
  Issuance of common stock for convertible debentures ......   $    14,121    $      --      $      --
                                                               ===========    ===========    ===========
  Accretion of redeemable preferred stock ..................   $       336    $        32    $      --
                                                               ===========    ===========    ===========
  Preferred stock dividend .................................   $      --      $      --      $     1,030
                                                               ===========    ===========    ===========
  Liabilities assumed in acquisition of paging companies ...   $    58,233    $      --      $      --
                                                               ===========    ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Significant Accounting Policies

   Organization--Arch Communications Group, Inc. ("Arch" or the "Company") is a leading provider of wireless messaging services, primarily paging services, and is the third largest paging company in the United States (based on units in service).

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition--Arch recognizes revenue under rental and service agreements with customers as the related services are performed. Maintenance revenues and related costs are recognized ratably over the respective terms of the agreements. Sales of equipment are recognized upon delivery. Commissions are recognized as an expense when incurred.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents--Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less. The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

   Inventories--Inventories consist of new pagers which are held primarily for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   Property and Equipment--Pagers sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

     Asset Classification                          Estimated Useful Life
     --------------------                          ---------------------
     Buildings and improvements..................         20 Years
     Leasehold improvements......................        Lease Term
     Pagers......................................          3 Years
     Paging and computer equipment...............         5-8 Years
     Furniture and fixtures......................         5-8 Years
     Vehicles....................................          3 Years

   Depreciation and amortization expense related to property and equipment totaled $87.5 million, $108.0 million and $101.1 million for the years ended December 31, 1996, 1997 and 1998, respectively.

   Intangible and Other Assets--Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                            December 31,
                                                         1997         1998
                                                         ----         ----
     Goodwill.....................................   $ 312,017    $ 271,808
     Purchased FCC licenses.......................     293,922      256,519
     Purchased subscriber lists...................      87,281       56,825
     Deferred financing costs.....................       8,752       22,072
     Investment in Benbow PCS Ventures, Inc.......       6,189       11,347
     Investment in CONXUS Communications, Inc.....       6,500        6,500
     Non-competition agreements...................       2,783        1,790
     Other........................................      10,758        7,667
                                                     ---------    ---------
                                                     $ 728,202    $ 634,528
                                                     =========    =========

   Amortization expense related to intangible and other assets totaled $104.4 million, $124.3 million and $120.2 million for the years ended December 31, 1996, 1997 and 1998, respectively.

   Subscriber lists, Federal Communications Commission ("FCC") licenses and goodwill are amortized over their estimated useful lives, ranging from five to ten years using the straight-line method. Non-competition agreements are amortized over the terms of the agreements using the straight-line method. Other assets consist of contract rights, organizational and FCC application and development costs which are amortized using the straight-line method over their estimated useful lives not exceeding ten years. Development and start up costs include nonrecurring, direct costs incurred in the development and expansion of paging systems, and are amortized over a two-year period. In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Arch adopted SOP 98-5 effective January 1, 1999. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle.

   Deferred financing costs incurred in connection with Arch's credit agreements (see Note 3) are being amortized over periods not to exceed the terms of the related agreements. As credit agreements are amended and restated, unamortized deferred financing costs are written off as an extraordinary charge. During 1996 and 1998, charges of $1.9 million and $1.7 million, respectively, were recognized in connection with the closing of new credit facilities.

   In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc. ("Westlink") (see Note 2), Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. ("Benbow"). Benbow has exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband personal communications license in each of the central and western regions of the United States. Arch is obligated, to the extent such funds are not available to Benbow from other sources, and subject to the approval of Arch's designee on Benbow's Board of Directors, to advance Benbow sufficient funds to service debt obligations incurred by Benbow in connection with its acquisition of its narrowband PCS licenses and to finance the build out of a regional narrowband PCS system. Arch's investment in Benbow is accounted for under the equity method whereby Arch's share of Benbow's losses, since the acquisition date of Westlink, are recognized in Arch's accompanying consolidated statements of operations under the caption equity in loss of affiliate.

   On November 8, 1994, CONXUS Communications, Inc. ("CONXUS"), formerly PCS Development Corporation, was successful in acquiring the rights to a two-way paging license in five designated regions in the United States in the FCC narrowband wireless spectrum auction. As of December 31, 1998, Arch's investment in CONXUS totaled $6.5 million and is accounted for under the cost method.

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

   Fair Value of Financial Instruments--Arch's financial instruments, as defined under SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash, its debt financing and interest rate protection agreements. The fair value of cash is equal to the carrying value at December 31, 1997 and 1998.

   As discussed in Note 3, Arch's debt financing primarily consists of (1) senior bank debt, (2) fixed rate senior notes and (3) convertible subordinated debentures. Arch considers the fair value of senior bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest. Arch's fixed rate senior notes are traded publicly. The following table depicts the fair value of the fixed rate senior notes and the convertible subordinated debentures based on the current market quote as of December 31, 1997 and 1998 (in thousands):

                                                       December 31, 1997        December 31, 1998
                                                     ---------------------   ----------------------
                                                     Carrying                Carrying
      Description                                      Value    Fair Value     Value     Fair Value
      -----------                                    ---------  ----------   ---------   ----------
      10 7/8% Senior Discount Notes due 2008.......  $ 332,532  $  288,418   $ 369,506   $  221,704
      9 1/2% Senior Notes due 2004.................    125,000     122,488     125,000      112,500
      14% Senior Notes due 2004....................    100,000     112,540     100,000      103,000
      12 3/4% Senior Notes due 2007................        --          --      127,604      127,604
      6 3/4% Convertible Subordinated Debentures
        due 2003...................................     13,364       7,968      13,364        6,682


   Arch had off-balance-sheet interest rate protection agreements consisting of interest rate swaps and interest rate caps with notional amounts of $140.0 million and $80.0 million, respectively, at December 31, 1997 and $265.0 million and $40.0 million, respectively, at December 31, 1998. The fair values of the interest rate swaps and interest rate caps were $47,000 and $9,000, respectively, at December 31, 1997. The cost to terminate the outstanding interest rate swaps and interest rate caps at December 31, 1998 would have been $6.4 million. See Note 3.

   Basic/Diluted Net Income (Loss) Per Common Share -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". The Company adopted this standard in 1997. The adoption of this standard did not have an effect on the Company's financial position, results of operations or income (loss) per share. Basic net income (loss) per common share is based on the weighted average number of common shares outstanding. Shares of stock issuable pursuant to stock options and upon conversion of the subordinated debentures (see Note 3) or the Series C Preferred Stock (see Note 4) have not been considered, as their effect would be anti-dilutive and thus diluted net income (loss) per common share is the same as basic net income (loss) per common share.

   Reclassifications--Certain amounts of prior periods were reclassified to conform with the 1998 presentation.

2.   Acquisitions

   In May 1996, Arch completed its acquisition of all the outstanding capital stock of Westlink for $325.4 million in cash, including direct transaction costs. The purchase price was allocated based on the fair values of assets acquired and liabilities assumed (including deferred income taxes arising in purchase accounting), which amounted to $383.6 million and $58.2 million, respectively.

   This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements from the date of the acquisition. Goodwill resulting from the acquisition is being amortized over a ten-year period using the straight-line method.

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or of results that may occur in the future.

                                                           Year Ended
                                                        December 31, 1996
                                                        -----------------
                                                   (unaudited and in thousands
                                                       except for per share
                                                             amounts)
    Revenues..............................................  $  358,900
    Income (loss) before extraordinary item...............    (128,444)
    Net income (loss).....................................    (130,348)
    Basic/diluted net income (loss) per common share......       (6.39)

3.   Long-term Debt

   Long-term debt consisted of the following (in thousands):


                                                   December 31,
                                                 1997         1998
                                              ----------   ----------

     Senior Bank Debt .....................   $  422,500   $  267,000
     10 7/8% Senior Discount Notes due 2008      332,532      369,506
     9 1/2% Senior Notes due 2004 .........      125,000      125,000
     14% Senior Notes due 2004 ............      100,000      100,000
     12 3/4% Senior Notes due 2007 ........         --        127,604
     Convertible Subordinated Debentures ..       13,364       13,364
     Other ................................           13        2,275
                                              ----------   ----------
                                                 993,409    1,004,749
     Less-- Current maturities ............       24,513        1,250
                                              ----------   ----------
     Long-term debt .......................   $  968,896   $1,003,499
                                              ==========   ==========


   Senior Bank Debt--The Company, through its operating subsidiary, Arch Paging, Inc. ("API") entered into senior secured revolving credit and term loan facilities in the aggregate amount of $400.0 million (collectively, the "API Credit Facility") consisting of (i) a $175.0 million reducing revolving credit facility (the "Tranche A Facility"), (ii) a $100.0 million 364-day revolving credit facility under which the principal amount outstanding on June 27, 1999 will convert to a term loan (the "Tranche B Facility") and (iii) a $125.0 million term loan (the "Tranche C Facility").

   The Tranche A Facility will be subject to scheduled quarterly reductions commencing on September 30, 2000 and will mature on June 30, 2005. The term loan portion of the Tranche B Facility will be amortized in quarterly installments commencing September 30, 2000, with an ultimate maturity date of June 30, 2005. The Tranche C Facility will be amortized in annual installments commencing December 31, 1999, with an ultimate maturity date of June 30, 2006.

   API's obligations under the API Credit Facility are secured by its pledge of its interests in Arch LLC and Arch Connecticut Valley, Inc. The API Credit Facility is guaranteed by Arch, Arch Communications, Inc. ("ACI") and Arch LLC and Arch Connecticut Valley, Inc. Arch's guarantee is secured by a pledge of Arch's stock and notes in ACI, and the guarantees of Arch LLC and Arch Connecticut Valley, Inc. are secured by a security interest in those assets that were pledged under ACE's former credit facility.

   Borrowings under the API Credit Facility bear interest based on a reference rate equal to either the Bank's Alternate Base Rate or LIBOR, in each case plus a margin based on ACI's or API's ratio of total debt to annualized Adjusted EBITDA.

   The API Credit Facility requires payment of fees on the daily average amount available to be borrowed under the Tranche A Facility and the Tranche B
Facility, which fees vary depending on ACI's or API's ratio of total debt to annualized Adjusted EBITDA.

   The API Credit Facility requires that at least 50% of total ACI debt, including outstanding borrowings under the API Credit Facility, be subject to a fixed interest rate or interest rate protection agreements. Entering into interest rate cap and swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. In the event of nonperformance by the counterparty to these interest rate protection agreements, API would be subject to the prevailing interest rates specified in the API Credit Facility.

   Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. The notional principal amount of the interest rate swaps outstanding was $65.0 million at December 31, 1998. The weighted average fixed payment rate was 5.93%, while the weighted average rate of variable interest payments under the API Credit Facility was 5.30% at December 31, 1998. At December 31, 1997 and 1998, the Company had a net receivable of $18,000 and a net payable of $47,000, respectively, on the interest rate swaps.

   The interest rate cap agreements will pay the Company the difference between LIBOR and the cap level if LIBOR exceeds the cap levels at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the Company. The total notional amount of the interest rate cap agreements was $40.0 million with cap levels between 7.5% and 8% at December 31, 1998. The transaction fees for these instruments are being amortized over the terms of the agreements.

   The API Credit Facility contains restrictions that limit, among other things: additional indebtedness and encumbrances on assets; cash dividends and other distributions; mergers and sales of assets; the repurchase or redemption of capital stock; investments; acquisitions that exceed certain dollar limitations without the lenders' prior approval; and prepayment of indebtedness other than indebtedness under the API Credit Facility. In addition, the API Credit Facility requires API and its subsidiaries to meet certain financial covenants, including covenants with respect to ratios of EBITDA to fixed charges, EBITDA to debt service, EBITDA to interest service and total indebtedness to EBITDA. As of December 31, 1998, API and its operating subsidiaries were in compliance with the covenants of the API Credit Facility.

   As of December 31, 1998, $267.0 million was outstanding and $93.5 million was available under the API Credit Facility. At December 31, 1998, such advances bore interest at an average annual rate of 8.45%.

   On November 16, 1998, the lenders to API approved an increase in API's existing credit facility from $400.0 million to $600.0 million, subject to completing the MobileMedia Merger and certain other conditions. The increase of $200.0 million (the "API Credit Facility Increase") was to fund a portion of the cash necessary for Arch to complete the MobileMedia Merger. The API Credit Facility Increase was to be provided by four of API's existing lenders, provided the MobileMedia Transactions were completed prior to March 31, 1999. As a result of the resolicitation of votes of the holders of Class 6 creditors, it is not possible to consummate the MobileMedia Merger by March 31, 1999. The four API lenders that were to fund the API Credit Facility Increase have indicated their willingness to seek approval to extend $135.0 million of the API Credit Facility Increase through June 30, 1999, subject to formal approval, definitive documentation and negotiation of certain terms.

   Senior Notes--On March 12, 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") in the aggregate principal amount at maturity of $467.4 million ($275.0 million initial accreted value). Interest does not accrue on the Senior Discount Notes prior to March 15, 2001. Commencing September 15, 2001, interest on the Senior Discount Notes is payable semi-annually at an annual rate of 10 7/8%. The $266.1 million net proceeds from the issuance of the Senior Discount Notes, after deducting underwriting discounts and commissions and offering expenses, were used principally to fund a portion of the purchase price of Arch's acquisition of Westlink (see Note 2).

   Interest on ACI's 14% Senior Notes due 2004 (the "ACI 14% Notes") and ACI's 9 1/2% Senior Notes due 2004 (the "ACI 9 1/2% Notes") (collectively, the "Senior Notes") is payable semiannually. The Senior Discount Notes and Senior Notes contain certain restrictive and financial covenants, which, among other things, limit the ability of Arch or ACI to: incur additional indebtedness; pay dividends; grant liens on its assets; sell assets; enter into transactions with related parties; merge, consolidate or transfer substantially all of its assets; redeem capital stock or subordinated debt; and make certain investments.

   Arch has entered into interest rate swap agreements in connection with the ACI 14% Notes. Under the interest rate swap agreements, the Company has effectively reduced the interest rate on the ACI 14% Notes from 14% to the fixed swap rate of 9.45%. In the event of nonperformance by the counterparty to these interest rate protection agreements, the Company would be subject to the 14% interest rate specified on the notes. As of December 31, 1998, the Company had received $2,275,000 in excess of the amounts paid under the swap agreements, which is included in long-term debt in the accompanying balance sheet. At
December 31, 1998, the Company had a net receivable of $733,500 on these interest rate swaps.

   On June 29, 1998, ACI issued and sold $130.0 million principal amount of 12 3/4% Senior Notes due 2007 (the "ACI 12 3/4% Notes") for net proceeds of $122.6 million (after deducting the discount to the initial purchasers and estimated offering expenses payable by ACI). The ACI 12 3/4% Notes were sold at an initial price to investors of 98.049%. The ACI 12 3/4% Notes mature on July 1, 2007 and bear interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 1999.

   The indenture under which the ACI 12 3/4% Notes were issued ("the Indenture") contains certain covenants that, among other things, limit the ability of ACI to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase Capital Stock (as defined in the Indenture), repay subordinated indebtedness or make other Restricted Payments (as defined in the Indenture), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell Capital Stock of ACI's Restricted Subsidiaries (as defined in the Indenture) or enter into certain mergers and consolidations.

   Convertible Subordinated Debentures--On March 6, 1996, the holders of $14.1 million principal amount of Arch's 6 3/4% Convertible Subordinated Debentures due 2003 ("Arch Convertible Debentures") elected to convert their Arch Convertible Debentures into Arch common stock at a conversion price of $16.75 per share and received approximately 843,000 shares of Arch common stock together with a $1.6 million cash premium.

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

   Maturities of Debt--Scheduled long-term debt maturities at December 31, 1998, are as follows (in thousands):


                  Year Ending December 31,
                  ------------------------
                  1999 .........................   $    1,250
                  2000 .........................       17,725
                  2001 .........................       29,650
                  2002 .........................       29,650
                  2003 .........................       43,014
                  Thereafter ...................      883,460
                                                   ----------
                                                   $1,004,749


4.   Redeemable Preferred Stock and Stockholders' Equity

   Redeemable Preferred Stock--In connection with the its merger (the "USAM Merger") with USA Mobile Communications Holdings, Inc. ("USA Mobile"), Arch assumed the obligations associated with 22,530 outstanding shares of Series A Redeemable Preferred Stock issued by USA Mobile. The preferred stock is recorded at its accreted redemption value, based on 10% annual accretion through the redemption date. On January 30, 1997, all outstanding preferred stock was redeemed for $3.7 million in cash.

   Redeemable Series C Cumulative Convertible Preferred Stock--On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of Series C Convertible Preferred Stock of Arch ("Series C Preferred Stock"). The Series C Preferred Stock: (i) is convertible into Common Stock of Arch at an initial conversion price of $5.50 per share, subject to certain adjustments;
(ii) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch's Common Stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock; (iv) is subject to redemption for cash or conversion into Arch's Common Stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the indenture governing Arch's 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes Indenture"), requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch's Common Stock valued at 95% of the then prevailing market price of Arch's Common Stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the Senior Discount Notes Indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch currently intends to convert such Series C Preferred Stock into shares of Arch Common Stock.

   Stock Options--Arch has a 1989 Stock Option Plan (the "1989 Plan") and a 1997 Stock Option Plan (the "1997 Plan"), which provide for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase Arch's common stock. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Options generally vest over a five-year period from the date of grant with the first such vesting (20% of granted options) occurring one year from the date of grant and continuing ratably at 5% on a quarterly basis thereafter. However, in certain circumstances, options may be immediately exercised in full. Options generally have a duration of 10 years. The 1989 Plan provides for the granting of options to purchase a total of 1,128,944 shares of common stock. All outstanding options on September 7, 1995, under the 1989 Plan, became fully exercisable and vested as a result of the USAM Merger. The 1997 Plan provides for the granting of options to purchase a total of 6,000,000 shares of common stock.

   Effective October 23, 1996, the Compensation Committee of the Board of Directors of Arch authorized the grant of new options to each employee who had an outstanding option at a price greater than $12.50 (the fair market value of Arch's common stock on October 23, 1996). The new option would be for the total number of shares (both vested and unvested) subject to each employee's outstanding stock option agreement(s). As a result of this action 424,206 options were terminated and regranted at a price of $12.50. The Company treated this as a cancellation and reissuance under APB opinion No. 25, "Accounting for Stock Issued to Employees".

   As a result of the USAM Merger, Arch assumed a stock option plan originally adopted by USA Mobile in 1994 and amended and restated on January 26, 1995 (the "1994 Plan"), which provides for the grant of up to 601,500 options to purchase Arch's common stock. Under the 1994 Plan, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors and consultants. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Option duration and vesting provisions are similar to the 1989 Plan. All outstanding options under the 1994 Plan became fully exercisable and vested as a result of the USAM Merger.

   In January 1995, Arch adopted a 1995 Outside Directors' Stock Option Plan (the "1995 Directors' Plan"), which terminated upon completion of the USAM Merger. Prior to termination of the 1995 Directors' Plan, 15,000 options were granted at an exercise price of $18.50 per share. Options have a duration of ten years and vest over a five-year period from the date of grant with the first such vesting (20% of granted options) occurring one year from the date of grant and continuing ratably at 5% on a quarterly basis thereafter.

   As a result of the USAM Merger, Arch assumed from USA Mobile the Non-Employee Directors' Stock Option Plan (the "Outside Directors Plan"), which provides for the grant of up to 80,200 options to purchase Arch's common stock to non-employee directors of Arch. Outside directors receive a grant of 3,000 options annually under the Outside Directors Plan, and newly elected or appointed outside directors receive options to purchase 3,000 shares of common stock as of the date of their initial election or appointment. Options are granted at fair market value of Arch's common stock on the date of grant. Options have a duration of ten years and vest over a three-year period from the date of grant with the first such vesting (25% of granted options) occurring on the date of grant and future vesting of 25% of granted options occurring on each of the first three anniversaries of the date of grant.

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

   On December 29, 1997, Arch adopted a Deferred Compensation Plan for Nonemployee Directors. Under this plan, outside directors may elect to defer, for a specified period of time, receipt of some or all of the annual and meeting fees which would otherwise be payable for service as a director. A portion of the deferred compensation may be converted into phantom stock units, at the election of the director. The number of phantom stock units granted equals the amount of compensation to be deferred as phantom stock divided by the fair value of Arch's common stock on the date the compensation would have otherwise been paid. At the end of the deferral period, the phantom stock units will be converted to cash based on the fair market value of the Company's common stock on the date of distribution. Deferred compensation is expensed when earned. Changes in the value of the phantom stock units are recorded as income/expense based on the fair market value of the Company's common stock.

   The following table summarizes the activity under Arch's stock option plans for the periods presented:

                                                                    Weighted
                                                                    Average
                                                        Number of   Exercise
                                                         Options      Price
    Options Outstanding at December 31, 1995 .......    1,005,755    $13.02
            Granted ................................      695,206     15.46
            Exercised ..............................     (169,308)     8.69
            Terminated .............................     (484,456)    21.60
                                                       ----------    ------
    Options Outstanding at December 31, 1996 .......    1,047,197     11.37
            Granted ................................      500,394      6.68
            Exercised ..............................         --        --
            Terminated .............................     (186,636)    10.65
                                                       ----------    ------
    Options Outstanding at December 31, 1997 .......    1,360,955      9.74
            Granted ................................    1,968,337      4.76
            Exercised ..............................      (94,032)     3.13
            Terminated .............................   (1,290,407)     9.51
                                                       ----------    ------
    Options Outstanding at December 31, 1998 .......    1,944,853    $ 5.17
                                                       ==========    ======
    Options Exercisable at December 31, 1998 .......      333,541    $ 6.92
                                                       ==========    ======


   The  following   table   summarizes  the  options   outstanding  and  options
exercisable by price range at December 31, 1998:

                                    Weighted
                                    Average    Weighted               Weighted
                                   Remaining   Average                Average
  Range of Exercise    Options    Contractual  Exercise    Options    Exercise
       Prices        Outstanding      Life       Price   Exercisable    Price
  $ 1.44 - $ 4.13      162,533        9.38      $ 3.36      4,500      $ 1.89
    4.53 -   4.53      511,201        9.17        4.53        --          --
    4.56 -   4.94      152,625        9.00        4.91      6,625        4.59
    5.06 -   5.06      969,057        9.04        5.06    231,827        5.06
    6.25 -  27.56      149,437        7.02       10.29     90,589       12.11
  ---------------    ---------        ----       -----    -------      ------
  $ 1.44 - $27.56    1,944,853        8.94      $ 5.17    333,541      $ 6.92
  ===============    =========        ====      ======    =======      ======


   Employee Stock Purchase Plans--On May 28, 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (the "1996 ESPP"). The 1996 ESPP allows eligible employees the right to purchase common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 1996, 1997 and 1998, 46,842, 151,343 and 257,988 shares were issued at an average price per share of $7.97, $5.29 and $2.13, respectively. At December 31, 1998, 43,827 shares are available for future issuance.

   On January 26, 1999, the stockholders approved the 1999 Employee Stock Purchase Plan ( the "1999 ESPP"). The 1999 ESPP allows eligible employees the right to purchase common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. The stockholders authorized 1,500,000 shares for future issuance under this plan.

   Accounting for Stock-Based Compensation--Arch accounts for its stock option and stock purchase plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Since all options have been issued at a grant price equal to fair market value, no compensation cost has been recognized in the Statement of Operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", Arch's net income

(loss) and income (loss) per share would have been increased to the following pro forma amounts:

                                                                          Years Ended December 31,
                                                                    1996        1997          1998
                                                                -----------  -----------  -----------
                                                               (in thousands, except per share amounts)
     Net income (loss):                         As reported     $ (114,662)  $ (181,874)  $ (203,957)
                                                Pro forma         (115,786)    (183,470)    (205,971)
     Basic net income (loss) per common share:  As reported          (5.62)       (8.77)       (9.76)
                                                Pro forma            (5.68)       (8.85)       (9.86)


   Because the SFAS No. 123 method of accounting has not been applied to the options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts, Arch has assumed risk-free interest rates of 4.5% - 6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 50% - 85%.

   The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 1996, 1997 and 1998 were $4.95, $3.37 and $2.78, respectively. The weighted average fair value of shares sold under the ESPP in 1996, 1997 and 1998 was $5.46, $2.83 and $1.88, respectively.

   Stockholders Rights Plan--Upon completion of the USAM Merger, Arch's existing stockholders rights plan was terminated. In October 1995, Arch's Board of Directors adopted a new stockholders rights plan (the "Rights") and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock to stockholders of record at the close of business on October 25, 1995. Each Right entitles the registered holder to purchase from Arch one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a cash purchase price of $150, subject to adjustment. Pursuant to the Plan, the Rights automatically attach to and trade together with each share of common stock. The Rights will not be exercisable or transferable separately from the shares of common stock to which they are attached until the occurrence of certain events. The Rights will expire on October 25, 2005, unless earlier redeemed or exchanged by Arch in accordance with the Plan.

5.   Income Taxes

   Arch  accounts  for  income  taxes  under  the  provisions  of SFAS  No.  109
"Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

   The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1997 and 1998 are as follows (in thousands):

                                                  1997         1998
                                                  ----         ----
         Deferred tax assets ...............   $ 134,944    $ 179,484
         Deferred tax liabilities ..........     (90,122)     (67,652)
                                               ---------    ---------
                                                  44,822      111,832
         Valuation allowance ...............     (44,822)    (111,832)
                                               ---------    ---------
                                               $     --     $     --
                                               =========    =========

   The approximate effect of each type of temporary difference and carryforward at December 31, 1997 and 1998 is summarized as follows (in thousands):

                                                     1997          1998
                                                  ---------     ---------
     Net operating losses.....................    $ 106,214     $ 128,213
     Intangibles and other assets.............      (87,444)      (62,084)
     Depreciation of property and equipment...       24,388        39,941
     Accruals and reserves....................        1,664         5,762
                                                  ---------     ---------
                                                     44,822       111,832
     Valuation allowance......................      (44,822)     (111,832)
                                                  ---------     ---------
                                                  $     --      $     --
                                                  =========     =========

   The effective income tax rate differs from the statutory federal tax rate primarily due to the nondeductibility of goodwill amortization and the inability to recognize the benefit of current net operating loss ("NOL") carryforwards. The NOL carryforwards expire at various dates through 2013. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined.

   The Company has established a valuation reserve against its net deferred tax asset until it becomes more likely than not that this asset will be realized in the foreseeable future.

6.   Commitments and Contingencies

   In the ordinary course of business, the Company and its subsidiaries are defendants in a variety of judicial proceedings. In the opinion of management, there is no proceeding pending, or to the knowledge of management threatened, which, in the event of an adverse decision, would result in a material adverse change in the financial condition of the Company.

   Arch has operating leases for office and transmitting sites with lease terms ranging from one month to approximately ten years. In most cases, Arch expects that, in the normal course of business, leases will be renewed or replaced by other leases.

   Future minimum lease payments under noncancellable operating leases at December 31, 1998 are as follows (in thousands):

                    Year Ending December 31,
                    ------------------------
                    1999 .........................   $21,372
                    2000 .........................    13,826
                    2001 .........................     8,853
                    2002 .........................     6,026
                    2003 .........................     2,495
                    Thereafter ...................     1,516
                                                     -------
                         Total ...................   $54,088
                                                     =======


   Total rent expense under operating leases for the years ended December 31, 1996, 1997 and 1998 approximated $14.7 million, $19.8 million and $19.6 million, respectively.

7.   Employee Benefit Plans

   Retirement Savings Plan--Arch has a retirement savings plan, qualifying under
Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plan provides for employer matching contributions. Matching contributions for the years ended December 31, 1996, 1997 and 1998 approximated $217,000, $302,000 and $278,000, respectively.

8.   Tower Site Sale

   In April 1998, Arch announced an agreement to sell certain of its tower site assets (the "Tower Site Sale") for approximately $38.0 million in cash (subject to adjustment), of which $1.3 million was paid to entities affiliated with Benbow in payment for certain assets owned by such entities and included in the Tower Site Sale. In the Tower Site Sale, Arch is selling communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and will rent space on the towers on which it currently operates communications equipment to service its own paging network. Arch used its net proceeds from the Tower Site Sale to repay indebtedness under the API Credit Facility. Arch held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to Arch of approximately $12.0 million (excluding $1.3 million which was paid to entities affiliated with Benbow for certain assets which such entities sold as part of this transaction) and held a second closing on September 29, 1998 with gross proceeds to Arch of approximately $20.4 million.

   Arch entered into options to repurchase each site and until this continuing involvement ends the gain is deferred and included in other long-term liabilities. At December 31, 1998, Arch had sold 117 of the 133 sites, which resulted in a total gain of approximately $23.5 million and through December 31, 1998 approximately $2.5 million of this gain had been recognized in the statement of operations and is included in operating income.

9.   Divisional Reorganization

   In June 1998, Arch's Board of Directors approved a reorganization of Arch's operations (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western and Northern divisions into four existing operating divisions and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies. In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) is closing certain office locations and redeploying other assets and (iii) recorded a restructuring charge of $14.7 million, or $0.70 per share (basic and diluted) in 1998. The restructuring charge consisted of approximately
(i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations and (iii) $1.5 million of other costs.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of the Divisional Reorganization. The charge represents future lease obligations, on such leases past the dates the offices will be closed by the Company, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2001.

   Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 280 net positions. As a result of eliminating these positions, the Company will involuntarily terminate an estimated 900 personnel. The majority of the positions to be eliminated will be related to customer service, collections, inventory and billing functions in local and regional offices which will be closed as a result of the Divisional Reorganization. As of December 31, 1998, 217 employees had been terminated due to the Divisional Reorganization. The majority of the remaining severance and benefits costs to be paid by the Company will be paid during 1999.

   The Company's restructuring activity as of December 31, 1998 is as follows (in thousands):


                                 Reserve
                                Initially     Utilization of    Remaining
                               Established       Reserve         Reserve
                               -----------       -------         -------
     Severance costs .........   $ 9,700         $ 2,165         $ 7,535
     Lease obligation costs ..     3,500             366           3,134
     Other costs .............     1,500             260           1,240
                                 -------         -------         -------
           Total .............   $14,700         $ 2,791         $11,909
                                 =======         =======         =======

10.      Segment Reporting

   The Company operates in one industry: providing wireless messaging services. On December 31, 1998, the Company operated approximately 175 retail stores in 35 states of the United States.

11.   Quarterly Financial Results (Unaudited)

   Quarterly financial information for the years ended December 31, 1997 and 1998 is summarized below (in thousands, except per share amounts):



                                                          First      Second       Third        Fourth
                                                          Quarter     Quarter      Quarter     Quarter
Year Ended December 31, 1997:
Revenues...........................................      $  95,539   $  98,729   $ 101,331    $ 101,242
Operating income (loss)............................        (26,632)    (29,646)    (27,208)     (18,529)
Net income (loss)..................................        (45,815)    (49,390)    (47,645)     (39,024)
Basic net income (loss) per common share:
   Net income (loss)...............................          (2.21)      (2.38)      (2.29)       (1.88)
Year Ended December 31, 1998:
Revenues...........................................      $ 102,039   $ 103,546   $ 104,052    $ 103,998
Operating income (loss)............................        (19,418)    (35,356)    (20,783)     (18,872)
Income (loss) before extraordinary item............        (45,839)    (62,277)    (47,994)     (48,221)
Extraordinary charge...............................             --      (1,720)        --           --
Net income (loss)..................................        (45,839)    (63,997)    (47,994)     (48,221)
Basic net income (loss) per common share:
   Income (loss) before extraordinary item.........          (2.20)      (2.97)      (2.30)       (2.31)
   Extraordinary charge............................            --         (.08)        --           --
   Net income (loss)...............................          (2.20)      (3.05)      (2.30)       (2.31)

                                                                  SCHEDULE II

                         ARCH COMMUNICATIONS GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1997 and 1998
                                 (in thousands)



                                                Balance at                      Other                     Balance
                                                Beginning    Charged to     Additions to                  at End of
       Allowance for Doubtful Accounts          of Period      Expense      Allowance(1)     Write-Offs     Period
       -------------------------------          ---------      -------      ------------     ----------     ------
Year ended December 31, 1996.............         $  2,125       $ 8,198       $ 1,757        $ (7,969)    $ 4,111
                                                  ========       =======       =======        ========     =======
Year ended December 31, 1997.............         $  4,111       $ 7,181       $    --        $ (5,548)    $ 5,744
                                                  ========       =======       =======        ========     =======
Year ended December 31, 1998.............         $  5,744       $ 8,545       $    --        $ (7,706)    $ 6,583
                                                  ========       =======       =======        ========     =======

(1)      Additions arising through acquisitions of paging companies






                                                Balance at                                                Balance
                                                Beginning    Charged to       Other                      at End of
        Accrued Restructuring Charge            of Period      Expense      Additions     Deductions       Period
        ----------------------------            ---------      -------      ---------     ----------       ------
Year ended December 31, 1998.............          $    --       $14,700       $    --       $ (2,791)     $11,909
                                                   =======       =======       =======       ========      =======

                                  EXHIBIT INDEX



     2.1 Agreement and Plan of Merger, dated as of August 18, 1998 by and among Arch Communications Group, Inc., Farm Team Corp., MobileMedia Corporation and MobileMedia Communications, Inc. (1)
     2.2 First Amendment to Agreement and Plan of Merger, dated as of September 3, 1998, by and among Arch Communications Group, Inc., Farm Team Corp. and MobileMedia Communications, Inc. (1)
     2.3 Second Amendment to Agreement and Plan of Merger, dated as of December 1, 1998, by and among Arch Communications Group, Inc., Farm Team Corp. and MobileMedia Communications, Inc. (1)
     2.4 Third Amendment to Agreement and Plan of Merger, dated as of February 8, 1999 by and among Arch Communications Group, Inc., Farm Team Corp., MobileMedia Corporation and MobileMedia Communications, Inc. (14)
     3.1  Restated Certificate of Incorporation. (2)
     3.2 Certificate of Designations establishing the Series B Junior Participating Preferred Stock. (3)
     3.3 Certificate of Correction, filed with the Secretary of State of Delaware on February 15, 1996. (2) 3.4 Certificate of Designations establishing the Series C Convertible Preferred Stock. (4)
     3.5 Form of Certificate of Amendment to the Restated Certificate of Incorporation. (1)
     3.6 Form of Certificate of Amendment to the Restated Certificate of Incorporation. (1)
     3.7  By-laws, as amended. (2)
     4.1 Indenture, dated February 1, 1994, between Arch Communications, Inc. (formerly known as USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes due 2004 of Arch Communications, Inc. (5)
     4.2 Indenture, dated December 15, 1994, between Arch Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of Arch Communications, Inc. (6)
     4.3 Indenture, dated June 29, 1998, between Arch Communications, Inc. and U.S. Bank Trust National Association, as Trustee, relating to the 12 3/4% Senior Notes due 2007 of Arch Communications, Inc. (4)
    10.1 Second Amended and Restated Credit Agreement (Tranche A and Tranche C Facilities), dated June 29, 1998, among Arch Paging, Inc., the Lenders party thereto, The Bank of New York, Royal Bank of Canada and Toronto Dominion (Texas), Inc. (4)
    10.2 Second Amended and Restated Credit Agreement (Tranche B Facility), dated June 29, 1998, among Arch Paging, Inc., the Lenders party thereto. The Bank of New York, Royal Bank of Canada and Toronto Dominion (Texas), Inc. (4)
    10.3* Amendment  No.  1 and  Amendment  No.  2 to  the  Second  Amended  and
          Restated Credit Agreement (Tranche A and Tranche C Facilities).
    10.4* Amendment  No.  1 and  Amendment  No.  2 to  the  Second  Amended  and
          Restated Credit Agreement (Tranche B Facility).
    10.5 Asset Purchase and Sale Agreement, dated April 10, 1998, among OmniAmerica, Inc. and certain subsidiaries of Arch Communications Group, Inc. (4)
    10.6 Letter Agreement, dated June 10, 1998, between Arch Communications Group, Inc. and Motorola, Inc. (4) (7)
    10.7 Debtors' Third Amended Joint Plan of Reorganization, dated as of December 1, 1998. (1)
    10.8 Commitment Letters to Purchase Stock and Warrants, dated as of August 18, 1998, by and among Arch Communications Group, Inc., MobileMedia Communications, Inc. and W.R. Huff Asset Management Co., L.L.C., The Northwestern Mutual Life Insurance Company, Northwestern Mutual Series Fund, Inc., Credit Suisse First Boston Corporation and Whippoorwill Associates, Inc. (1)
    10.9 Amendments to Commitment Letters to Purchase Stock and Warrants, dated as of September 3, 1998, by and among Arch Communications Group, Inc., MobileMedia Communications, Inc. and W.R. Huff Asset Management Co., L.L.C., The Northwestern Mutual Life Insurance Company, Northwestern Mutual Series Fund, Inc., Credit Suisse First Boston Corporation and Whippoorwill Associates, Inc. (1)

    10.10 Amendments to Commitment Letters to Purchase Stock and Warrants, dated as of December 1, 1998, by and among Arch Communications Group, Inc., MobileMedia Communications, Inc. and W.R. Huff Asset Management Co., L.L.C., The Northwestern Mutual Life Insurance Company, Northwestern Mutual Series Fund, Inc., Credit Suisse First Boston Corporation and Whippoorwill Associates, Inc. (1)
    10.11 Amendments to Commitment Letters to Purchase Stock and Warrants, dated as of February 8, 1999, by and among Arch Communications Group, Inc., MobileMedia Communications, Inc. and W.R. Huff Asset Management Co., L.L.C., The Northwestern Mutual Life Insurance Company, Northwestern Mutual Series Fund, Inc., Credit Suisse First Boston Corporation and Whippoorwill Associates, Inc. (14)
    10.12 Form of Registration Rights Agreement, among Arch Communications Group, Inc. and W.R. Huff Asset Management Co., L.L.C., The Northwestern Mutual Life Insurance Company, Northwestern Mutual Series Fund, Inc., Credit Suisse First Boston Corporation and Whippoorwill Associates, Inc. (1)
    10.13 Form of Registration Rights Agreement among Arch Communications Group, Inc. and certain stockholders. (1)
    10.14 Amendment No. 1 to Rights Agreement, dated June 29, 1998, between Arch Communications Group, Inc. and the Bank of New York. (1)
    10.15 Amendment No. 2 to Rights Agreement, dated as of August 18, 1998, amending the Rights Agreement between Arch Communications Group, Inc. and Bank of New York. (1)
    10.16 Amendment No. 3 to Rights Agreement, dated as of September 3, 1998, amending the Rights Agreement between Arch Communications Group, Inc. and Bank of New York. (1)
    10.17 Disclosure Statement of Debtors' Third Amended Joint Plan of Reorganization, dated December 3, 1998. (1)
    10.18 Form of Warrant Agreement, dated as of August 18, 1998, between Arch Communications Group, Inc. and Bank of New York as provided for in the First Amendment to Agreement and Plan of Merger Dated as of September 3, 1998 by and among Arch Communications Group, Inc., Farm Team Corp. and MobileMedia Communications Inc. (1)
    10.19 Bridge  Commitment  Letter,  dated as of August 18,  1998,  among Arch
          Communications, Inc., Arch Communications Group, Inc. and The Bear Stearns Companies, Inc., The Bank of New York, TD Securities (USA) Inc. and the Royal Bank of Canada. (1)
    10.20 Amendment No. 1 to Registration Rights Agreement, dated August 19, 1998, amending the Registration Rights Agreement dated as of June 29, 1998 by and among Arch Communications Group, Inc. and the Sandler Capital Partners IV, LP, Sandler Capital Partners IV, FTE LP, South Fork Partners, The Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited. (1)
   +10.21 Amended and Restated Stock Option Plan (8)
   +10.22 Non-Employee Directors' Stock Option Plan (9)
   +10.23 1989 Stock Option Plan, as amended (2)
   +10.24 1995 Outside Directors' Stock Option Plan (10)
   +10.25 1996 Employee Stock Purchase Plan (11)
   +10.26 1997 Stop Option Plan (12)
   +10.27 Deferred Compensation Plan for Nonemployee Directors (13)
   +10.28 Form of Executive Retention Agreement by and between Messrs.  Baker,
          Daniels, Kuzia, Pottle and Saynor (13)
    10.29 Stock Purchase Agreement, dated June 29, 1998, among Arch Communications Group, Inc., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich, Michael
          J. Marocco, Andrew Sandler, South Fork Partners, the Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited. (3)
    10.30 Registration Rights Agreement, dated June 29, 1998, among Arch Communications Group, Inc., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich, Michael
          J. Marocco, Andrew Sandler, South Fork Partners, The Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited. (3)
    10.31 Exchange Agreement, dated June 29, 1998, between Adelphia Communications Corporation and Benbow PCS Ventures, Inc. (3)
    10.32 Promissory Note, dated June 29, 1998, in the principal amount of $285,015, issued by Benbow PCS Ventures, Inc. to Lisa-Gaye Shearing.
          (3)

    10.33 Guaranty, dated June 29, 1998, given by Arch Communications Group, Inc. to Adelphia Communications Corporation. (3)
    10.34 Guaranty, dated June 29, 1998, given by Arch Communications Group, Inc. to Lisa-Gaye Shearing. (3)
    10.35 Registration Rights Agreement, dated June 29, 1998, among Arch Communications Group, Inc., Adelphia Communications Corporation and Lisa-Gaye Shearing. (3)
   10.36* Preferred  Distributor  Agreement  dated June 1, 1998 by and between
          Arch Communications Group, Inc. and NEC America, Inc. (7)
    21.1* Subsidiaries of the Registrant.
    23.1* Consent of Arthur Andersen LLP.
    27.1* Financial Data Schedule.
----------------
     *    Filed herewith.
     + Identifies exhibits constituting a management contract or compensation plan.
     (1) Incorporated by reference from the Registration Statement on Form S-4 (file No. 333-63519) of Arch Communications Group, Inc.
     (2) Incorporated by reference from the Registration Statement on Form S-3 (file No 333-542) of Arch Communications Group, Inc.
     (3) Incorporated by reference from the Current Report on Form 8-K of Arch Communications Group, Inc. dated October 13, 1995 and filed on October 24, 1995.
     (4) Incorporated by referenced from the Current Report on Form 8-K of Arch Communications Group, Inc. dated June 26, 1998.
     (5) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-72646) of Arch Communications, Inc.
     (6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-85580) of Arch Communications, Inc.
     (7) A Confidential Treatment Request has been filed with respect to portions of this exhibit so incorporated by reference.
     (8) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. (then known as USA Mobile Communications Holdings, Inc.) for the fiscal year ended December 31, 1994.
     (9) Incorporated by reference from the Registration Statement on Form S-4 ( File No. 33-83648) of Arch Communications Group, Inc. (then known as USA Mobile Communications Holdings, Inc.)
     (10) Incorporated by reference from the Registration Statement on Form S-3 ( File No. 33-87474) of Arch Communications Group, Inc.
     (11) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1995.
     (12) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1996.
     (13) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1997.
     (14) Incorporated by reference from the Current Report on Form 8-K of Arch Communications Group, Inc., dated March 2, 1999.