Form 10-Q
period 1999-03-31
ARCH COMMUNICATIONS GROUP INC /DE/
filed 1999-05-14
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

             (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,215,583 shares of the Company's Common Stock ($.01 par value) were outstanding as of May 10, 1999

                         ARCH COMMUNICATIONS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of March 31, 1999
         and December 31, 1998                                              3

         Consolidated Condensed Statements of Operations for the
         Three Months Ended March 31, 1999 and 1998                         4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998                         5

         Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

PART II. OTHER INFORMATION

Item 1.  Legal  Proceedings                                                16
Item 2.  Changes in Securities and Use of Proceeds                         16
Item 3.  Defaults upon Senior  Securities                                  16
Item 4.  Submission of Matters to a Vote of Security Holders               17
Item 5.  Other Information                                                 17
Item 6.  Exhibits and Reports on Form 8-K                                  18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                      March 31,    December 31,
                                                        1999           1998
                                                        ----           ----
                                  ASSETS             (unaudited)

Current assets:
     Cash and cash equivalents                       $    12,102    $     1,633
     Accounts receivable, net                             30,757         30,753
     Inventories                                           9,803         10,319
     Prepaid expenses and other                            9,348          8,007
                                                     -----------    -----------
         Total current assets                             62,010         50,712
                                                     -----------    -----------
Property and equipment, at cost                          439,563        428,173
Less accumulated depreciation and amortization          (220,955)      (209,128)
                                                     -----------    -----------
Property and equipment, net                              218,608        219,045
                                                     -----------    -----------
Intangible and other assets, net                         602,814        634,528
                                                     -----------    -----------
                                                     $   883,432    $   904,285
                                                     ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt            $     1,250    $     1,250
     Accounts payable                                     26,564         25,683
     Accrued restructuring                                11,032         11,909
     Accrued interest                                     17,187         20,997
     Accrued expenses and other liabilities               26,701         27,175
                                                     -----------    -----------
         Total current liabilities                        82,734         87,014
                                                     -----------    -----------
Long-term debt, less current maturities                1,036,441      1,003,499
                                                     -----------    -----------
Other long-term liabilities                               26,844         27,235
                                                     -----------    -----------
Stockholders' equity (deficit):
     Preferred stock-- $.01 par value                          3              3
     Common stock-- $.01 par value                           212            212
     Additional paid-in capital                          378,590        378,077
     Accumulated deficit                                (641,392)      (591,755)
                                                     -----------    -----------
         Total stockholders' equity (deficit)           (262,587)      (213,463)
                                                     -----------    -----------
                                                     $   883,432    $   904,285
                                                     ===========    ===========





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                        1999            1998
                                                        ----            ----
Service, rental, and maintenance revenues          $     90,529    $     91,397
Product sales                                            10,359          10,642
                                                   ------------    ------------
  Total revenues                                        100,888         102,039
Cost of products sold                                    (6,926)         (7,366)
                                                   ------------    ------------
                                                         93,962          94,673
                                                   ------------    ------------
Operating expenses:
  Service, rental, and maintenance                       20,293          20,189
  Selling                                                13,011          11,870
  General and administrative                             25,626          28,318
  Depreciation and amortization                          51,118          53,714
                                                   ------------    ------------
     Total operating expenses                           110,048         114,091
                                                   ------------    ------------
Operating income (loss)                                 (16,086)        (19,418)
Interest expense, net                                   (26,477)        (25,366)
Equity in loss of affiliate                              (3,200)         (1,055)
                                                   ------------    ------------
Income (loss) before accounting change                  (45,763)        (45,839)
Cumulative effect of accounting change                   (3,361)           --
                                                   ------------    ------------
Net income (loss)                                       (49,124)        (45,839)
Preferred stock dividend                                   (513)           --
                                                   ------------    ------------
Net income (loss) to common stockholders           $    (49,637)   $    (45,839)
                                                   ============    ============

Basic/diluted net income (loss) per common
    share before accounting change                 $      (2.18)   $      (2.20)
Cumulative effect of accounting change per
    basic/diluted common share                            (0.16)           --
                                                   ------------    ------------
Basic/diluted net income (loss) per common share   $      (2.34)   $      (2.20)
                                                   ============    ============
Basic/diluted weighted average number of common
    shares outstanding                               21,215,583      20,877,076
                                                   ============    ============





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                         1999        1998
                                                         ----        ----
     Net cash provided by operating activities        $ 12,379    $  9,992
                                                      --------    --------

     Cash flows from investing activities:
        Additions to property and equipment, net ..    (21,125)    (15,915)
        Additions to intangible and other assets ..     (4,403)     (5,404)
        Net proceeds form sale of tower site assets        618        --
                                                      --------    --------
     Net cash used for investing activities            (24,910)    (21,319)
                                                      --------    --------

     Cash flows from financing activities:
        Issuance of long-term debt                      23,000      24,500
        Repayment of long-term debt                       --       (12,259)
        Net proceeds from sale of common stock            --           298
                                                      --------    --------
     Net cash provided by financing activities          23,000      12,539
                                                      --------    --------

     Net increase in cash and cash equivalents          10,469       1,212
     Cash and cash equivalents, beginning of period      1,633       3,328
                                                      --------    --------
     Cash and cash equivalents, end of period         $ 12,102    $  4,540
                                                      ========    ========

     Supplemental disclosure:
        Interest paid                                 $ 20,212    $ 15,289
        Accretion of discount on senior notes         $  9,942    $  8,880










        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


   (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Communications Group, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1998, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1998 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1998. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

   (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                        March 31,  December 31,
                                                           1999       1998
                                                           ----       ----
                                                       (unaudited)
    Goodwill                                             $261,782   $271,808
    Purchased FCC licenses                                247,193    256,519
    Purchased subscriber lists                             49,456     56,825
    Deferred financing costs                               22,463     22,072
    Investment in Benbow PCS Ventures, Inc. ("Benbow")      8,953     11,347
    Investment in CONXUS Communications, Inc.               6,500      6,500
    Non-competition agreements                              1,525      1,790
    Other                                                   4,942      7,667
                                                         --------   --------
                                                         $602,814   $634,528
                                                         ========   ========


   (c) Change in Accounting Principle - In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Arch adopted SOP 98-5 effective January 1, 1999. Initial application of SOP 98-5 resulted in a $3.4 million charge which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs which had been deferred in prior years.

   (d) Divisional Reorganization - As of March 31, 1999, 258 employees had been terminated due to the divisional reorganization announced in June 1998. The
Company's restructuring activity as of March 31, 1999 is as follows (in thousands):

                                  Reserve
                                 Initially    Utilization of   Remaining
                                Established      Reserve        Reserve
                                -----------      -------        -------
    Severance costs               $ 9,700        $ 2,875        $ 6,825
    Lease obligation costs          3,500            508          2,992
    Other costs                     1,500            285          1,215
                                  -------        -------        -------
      Total                       $14,700        $ 3,668        $11,032
                                  =======        =======        =======

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

PENDING MOBILEMEDIA MERGER

   On August 18, 1998, the Company entered into an Agreement and Plan of Merger (as amended as of September 3, 1998, December 1, 1998 and February 8, 1999, the "MobileMedia Merger Agreement") providing for a merger (the "MobileMedia Merger") of MobileMedia Communications, Inc. ("MobileMedia") with and into a subsidiary of Arch. The MobileMedia Merger is part of MobileMedia's Plan of Reorganization (as amended, the "Reorganization Plan") to emerge from Chapter 11 bankruptcy. Arch's stockholders approved the MobileMedia Merger on January 26, 1999. On February 5, 1999, the Federal Communications Commission (the "FCC") released an order approving the transfer of MobileMedia's FCC licenses to Arch in connection with the MobileMedia Merger, subject to approval and confirmation of the Reorganization Plan. The order granting the transfer became a final order, no longer subject to reconsideration or judicial review, on March 8, 1999. The Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on April 12, 1999. Consummation of the MobileMedia Merger and the associated debt and equity financings (described below) (collectively, the "MobileMedia Transactions") is subject to the performance by third parties of their contractual obligations, the availability of sufficient financing and other conditions. There can be no assurance the MobileMedia Merger will be consummated.

   Pursuant to the MobileMedia Merger, Arch will: (i) issue certain stock and warrants; (ii) pay $479.0 million in cash to certain creditors of MobileMedia;
(iii) pay approximately $50.0 million of administrative, transaction and related costs; (iv) raise $217.0 million in cash through rights offerings of its common stock (the "Rights Offering"); and (v) cause its wholly owned subsidiary, Arch Communications, Inc. ("ACI") and ACI's principal operating subsidiary, Arch Paging Inc. ("API"), to borrow a total of approximately $312.0 million. After consummation of the MobileMedia Transactions, which is expected to occur late in the second quarter of 1999, MobileMedia will become a wholly owned subsidiary of API.

DIVISIONAL REORGANIZATION

   In June 1998, the Arch Board approved a divisional reorganization (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western, and Northern divisions into four existing operating divisions, and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies.

   In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) is closing certain office locations and redeploying other real estate assets and (iii) recorded a restructuring charge of $14.7 million during 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations, and (iii) $1.5 million of other costs. The severance costs and lease obligations will require cash outlays throughout the 18 to 24 month restructuring period. Upon the completion of the MobileMedia Merger, Arch's management will reassess the size and scope of the Divisional Reorganization. The Company will also determine the size and scope of additional restructuring reserves required as a direct result of the MobileMedia Merger. There can be no assurance that the desired cost savings will be achieved or that the anticipated reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. See Note (d) to Arch's Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

   Total revenues decreased $1.2 million, or 1.1%, to $100.9 million in the three months ended March 31, 1999 from $102.0 million in the three months ended March 31, 1998, and net revenues (total revenues less cost of products sold) decreased slightly to $94.0 million from $94.7 million over the same period. Total revenues and net revenues in the 1999 period were adversely affected by a general slowing of paging industry growth, compared to prior years. Revenues were also adversely affected by: (i) Arch's decision in the fourth quarter of 1998, in anticipation of the MobileMedia Merger, not to replace normal attrition among direct sales personnel; (ii) the reduced effectiveness of the reseller channel of distribution; and (iii) reduced sales through Arch's company owned stores. Arch expects revenue to continue to be adversely affected in 1999 due to these factors. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, decreased slightly to $90.5 million in the three months ended March 31, 1999 from $91.4 million in the three months ended March 31, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three months ended March 31, 1999 and 1998. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased 4.8% to $3.4 million in the three months ended March 31, 1999 from $3.3 million in the three months ended March 31, 1998.

   Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $20.3 million (21.6% of net revenues) in the three months ended March 31, 1999 from $20.2 million (21.3% of net revenues) in the three months ended March 31, 1998. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of units. As existing paging systems become more populated through the addition of new paging units, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per unit in service decreased to $19 in the three months ended March 31, 1999 from $20 in the three months ended March 31, 1998.

   Selling expenses increased to $13.0 million (13.8% of net revenues) in the three months ended March 31, 1999 from $11.9 million (12.5% of net revenues) in the three months ended March 31, 1998 due primarily to increased hiring of direct sales personnel.

   General and administrative expenses decreased to $25.6 million (27.3% of net revenues) in the three months ended March 31, 1999 from $28.3 million (29.9% of net revenues) in the three months ended March 31, 1998. The decrease was due primarily to reduction of headcount as a result of the divisional reorganization which began in June 1998.

   Depreciation and amortization expenses decreased to $51.1 million (54.4% of net revenues) in the three months ended March 31, 1999 from $53.7 million (56.7% of net revenues) in the three months ended March 31, 1998. These expenses principally reflect Arch's acquisitions of paging businesses in prior periods accounted for as purchases, and investment in pagers and other system expansion equipment to support growth.

   Operating loss decreased to $16.1 million in the three months ended March 31, 1999 from $19.4 million in the three months ended March 31, 1998 as a result of the factors outlined above.

   Net interest expense increased to $26.5 million in the three months ended March 31, 1999 from $25.4 million in the three months ended March 31, 1998. The increase was attributable to an increase in Arch's average outstanding debt. Interest expense in the three months ended March 31, 1999 and 1998 includes approximately $9.9 million and $8.9 million, respectively, of non-cash interest accretion on Arch's 107/8% Senior Discount Notes due 2008 (the "Senior Discount Notes").

   On January 1, 1999, Arch adopted SOP 98-5. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 resulted in a $3.4 million charge which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs which had been deferred in prior years.

   Net losses increased to $49.1 million in the three months ended March 31, 1999 from $45.8 million in the three months ended March 31, 1998 as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to service debt and to finance acquisitions.

Capital Expenditures and Commitments

   Arch's capital expenditures increased from $21.3 million in the three months ended March 31, 1998 to $25.5 million in the three months ended March 31, 1999. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch believes that it will have sufficient cash available from operations and credit facilities to fund its capital expenditures for the remainder of the year.

   Arch is obligated, to the extent such funds are not available to Benbow from other sources and subject to the approval of Arch's designee on Benbow's Board of Directors, to advance to Benbow sufficient funds to service the FCC license-related debt obligations incurred by Benbow in connection with its acquisition of its N-PCS licenses and to finance construction of an N-PCS system.

   Arch is currently evaluating the prospects for Benbow's N-PCS system and its other N-PCS investments and services and the likelihood of Benbow generating sufficient revenue to repay the advances from Arch (or other sources) that would be required in order to fund Benbow's remaining N-PCS license obligations and the construction of its N-PCS system. Arch is unable to predict whether Benbow will obtain sufficient financing to fund Benbow's remaining N-PCS license obligations and the construction of Benbow's N-PCS system or whether Benbow will be able to repay Arch's existing advances or any future advances from Arch or other sources.

Sources of Funds

   Arch's net cash provided by operating activities was $12.4 million and $10.0 million in the three months ended March 31, 1999 and 1998 respectively. Arch believes that its capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on the Company's needs and market conditions, possible sales of equity or debt securities.

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

Future Capital Needs; Uncertainty of Additional Funding

   Arch's business strategy requires the availability of substantial funds to finance the continued development and future growth and expansion of its operations, including possible acquisitions. The amount of capital required by Arch following the MobileMedia Merger will depend upon a number of factors, including growth in the number of units in service, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of Arch's N-PCS strategy and acquisition strategies and opportunities. No assurance can be given that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on Arch.

Competition and Technological Change

   Arch faces competition from other paging service providers in all markets in which it operates, as well as from certain competitors who hold nationwide licenses. Monthly fees for basic paging services have, in general, declined in recent years, due in part to competitive conditions, and Arch may face significant price-based competition in the future which could have a material adverse effect on Arch. Since 1997, industry growth in basic paging units in service has slowed considerably. Certain competitors of Arch possess greater financial, technical and other resources than Arch. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus on Arch's particular markets, there could be a material adverse effect on Arch.

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

   Moreover, in a rulemaking proceeding pertaining to interconnection between local exchange carriers ("LECs") and commercial mobile radio services ("CMRS") providers such as Arch, the FCC has concluded that LECs are required to compensate CMRS providers for reasonable costs incurred by such providers in terminating traffic that originates on LEC facilities, and vice versa. Consistent with this ruling, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic or for dedicated facilities used to deliver LEC-originated traffic to one-way paging networks. Nor may LECs charge CMRS providers for number activation and use fees. These interconnection issues are still in dispute, and it is unclear whether the FCC will maintain its current position. Depending on further FCC disposition of these issues, Arch may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of LEC-originated local traffic. If these issues are ultimately resolved by the FCC in favor of CMRS providers, then Arch will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the LECs, Arch likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withheld amounts. Although these requirements have not to date had a material adverse effect on Arch, these or similar requirements could in the future have a material adverse effect on Arch.

   The Communications Act also limits foreign investment in and ownership of entities that are licensed as radio common carriers by the FCC. Arch owns or controls several radio common carriers and is accordingly subject to these foreign investment restrictions. Because Arch is the parent company of certain radio common carriers (but is not a radio common carrier itself), Arch may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the FCC finds that the public interest would be served by denying such ownership. In connection with the World Trade Organization Agreement (the "WTO Agreement")--agreed to by 69 countries--the FCC adopted rules effective February 9, 1998 that create a very strong presumption in favor of permitting a foreign interest in excess of 25% if the foreign investor's home market country signed the WTO Agreement. Arch's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver. Arch's Restated Certificate of Incorporation, as amended permits the redemption of shares of Arch's capital stock from foreign stockholders where necessary to protect FCC licenses held by Arch or its subsidiaries, but such redemption would be subject to the availability of capital to Arch and any restrictions contained in applicable debt instruments and under the Delaware General Corporation Law ("DGCL") (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries.

Turnover of Units in Service

   The results of operations of wireless messaging service providers, such as Arch, can be significantly affected by units in service cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, taxes, depreciation and amortization ("EBITDA"). An increase in the unit in service cancellation rate could have a material adverse effect on Arch.

Dependence on Third Parties

   Arch does not manufacture any of the pagers used in its paging operations. Arch buys pagers primarily from Motorola, Inc. ("Motorola"), NEC America, Inc. and Panasonic Communications & Systems Company and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, Arch purchases terminals and transmitters primarily from Glenayre Electronics, Inc. and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet their expansion and replacement requirements. To date, Arch has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that Arch will not experience such delays in the future. Arch's purchase agreement with Motorola expires on June 19, 1999, although it contains a provision for renewals for one-year terms. There can be no assurance that Arch's agreement with Motorola will be renewed or, if renewed, that such agreement will be on terms and conditions as favorable to Arch as those under the current agreements. Although Arch believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that Arch would not be materially adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms. Finally, Arch relies on third parties to provide satellite transmission for some aspects of their paging services. To the extent there are satellite outages or if satellite coverage is otherwise impaired, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect on Arch.

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

   Arch has created a cross-functional project group (the "Y2K Project Group") to work on the Year 2000 problem. The Y2K Project Group is finishing its analysis of external and internal areas likely to be affected by the Year 2000 problem. It has classified the identified areas of concern into either a mission critical or non-mission critical status. For external areas, Arch has distributed vendor surveys to its primary and secondary vendors. The surveys requested information about hardware and/or software supplied by information technology vendors as well as non-information technology system vendors that might use embedded technologies in their systems or products. Information was requested regarding the vendor's Year 2000 compliance planning, timing, status, testing and contingency planning. As part of its evaluation of Year 2000 vulnerability related to its pager and paging equipment vendors, Arch has discussed with them their efforts to identify potential issues associated with their equipment and/or software and has concluded that, to the extent any vulnerability exists, it has been addressed. Internally, Arch is completing an inventory audit of hardware and software testing for both its corporate and divisional operations. These areas of operation include: information systems, finance, operations, inventory, billing, pager activation and purchasing. Additional testing is scheduled to conclude in the second quarter of 1999.

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

   Arch is designing and implementing contingency plans relating to the Year 2000 problem. To this end, each department is identifying the likely risks and determining commercially reasonable solutions. The Y2K Project Group is collecting and reviewing the determinations on both a department-by-department and company-wide basis. Arch intends to complete its Year 2000 contingency planning during calendar year 1999.

No Dividends

   Arch has never declared or paid cash dividends, nor does Arch intend to declare or pay any cash dividends in the foreseeable future. Certain covenants in the Company's credit facility and in other Arch debt instruments, effectively prohibit the declaration or payment of cash dividends by Arch for the foreseeable future. In addition, the terms of the Series C Preferred Stock generally prohibit the payment of cash dividends on Arch's Common Stock unless all accrued and unpaid dividends on the Series C Preferred Stock are paid in full.

History of Losses

   Since its inception, Arch has not reported any net income. Arch reported net losses of $114.7 million, $181.9 million and $206.1 million in the fiscal years ended December 31, 1996, 1997 and 1998, respectively. These historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and pager depreciation, interest expense and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse effect on Arch. Arch expects to continue to report net losses for the foreseeable future, whether or not the MobileMedia Merger is consummated. See Arch's Consolidated Condensed Financial Statements included elsewhere herein.

Volatility of Trading Price

   The market price of Arch's Common Stock is subject to significant fluctuation and has recently declined. Between January 1, 1998 and May 12, 1999, the reported sale price of Arch's Common Stock on the NASDAQ National Market has ranged from a low of $.6875 per share (in October 1998) to a high of $6.1875 per share (in June 1998). The trading price of Arch's Common Stock following the MobileMedia Merger will likely be affected by numerous factors, including the risk factors set forth herein, as well as prevailing economic and financial trends and conditions in the public securities markets. During recent periods, share prices of paging companies such as Arch have exhibited a high degree of volatility. Shortfalls in revenues or EBITDA from the levels anticipated by the public markets could have an immediate and significant adverse effect on the trading price of Arch's Common Stock in any given period. Such shortfalls may result from events that are beyond Arch's immediate control and can be unpredictable. The trading price of Arch's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly held companies in the paging industry generally, which may not have any direct relationship with Arch's business or long-term prospects.

Indebtedness and High Degree of Leverage

   Arch is highly leveraged. At March 31, 1999, Arch and its subsidiaries had outstanding $1.0 billion of total debt, including (i) $125.0 million principal amount of ACI's 9 1/2% Senior Notes due 2004 (the "ACI 9 1/2% Notes"), (ii) $100.0 million principal amount of ACI's 14% Senior Notes due 2004 (the "ACI 14% Notes"), (iii) $127.7 million accreted value of ACI's 12 3/4% Notes (together with the ACI 9 1/2% Notes and the ACI 14% Notes, the "ACI Notes"), (iv) $379.4 million accreted value of Arch's 10 7/8% Senior Discount Notes (the "Senior Discount Notes"), (v) $13.4 million principal amount of Arch's 6 3/4% Convertible Subordinated Debentures due 2003 (the "Arch Convertible Debentures") and (vi) $290.0 million of borrowings under the API Credit Facility. In addition, on April 9, 1999, an affiliate of Arch issued $139.8 million accreted value of 13 3/4% Senior Discount Notes due 2008 (the "13 3/4% Senior Discount Notes") which will be assumed by ACI upon consummation of the MobileMedia Merger. Arch's high degree of leverage may have adverse consequences for Arch, including: (i) the ability of Arch to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, may be impaired or extinguished or such financing may not be available on acceptable terms, if at all; (ii) a substantial portion of the Adjusted EBITDA will be required to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the API Credit Facility and the indentures (the "Arch Indentures") under which the ACI Notes are outstanding (and the 13 3/4% Senior Discount Notes will be outstanding after their assumption by ACI) contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on Arch;
(iv) Arch may be more highly leveraged than its competitors which may place it at a competitive disadvantage; (v) Arch's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally; and (vi) Arch's high degree of leverage may impair its ability to participate in the future consolidation of the paging industry. Arch has implemented various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth. As a result, Arch's rate of internal growth in units in service has slowed and is expected to remain below the rates of internal growth previously achieved by Arch, but Arch has not yet reduced its financial leverage significantly. There can be no assurance that Arch will be able to reduce its financial leverage significantly or that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments. EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA may not necessarily be comparable to similarly titled data of other paging companies. See Arch's Consolidated Financial Statements and Notes thereto included elsewhere herein.

MobileMedia Merger Cash Requirements

   To fund the estimated cash payments required by the MobileMedia Merger of approximately $312.0 million (consisting of $262.0 million to fund a portion of the cash payments to MobileMedia's secured creditors and $50.0 million to fund estimated transaction and administrative expenses) API, The Bank of New York, Toronto Dominion (Texas), Inc., Royal Bank of Canada, Barclays Bank, PLC and Conseco Capital Management, Inc. have executed a commitment letter for a $181 million increase to API's existing $400 million credit facility. In addition, on April 9, 1999, an affiliate of Arch issued $139.8 million accreted value of the 13 3/4% Senior Discount Notes which will be assumed by ACI upon consummation of the MobileMedia Merger and the proceeds used to fund a portion of the cash payments in connection with the MobileMedia Merger. If Arch is not able to arrange financing to make the cash payments required by the MobileMedia Merger and therefore could not consummate the MobileMedia Merger, and Arch's failure to perform its obligations under the MobileMedia Merger Agreement is not otherwise excused, Arch will be liable to pay a $32.5 million breakup fee to MobileMedia.

API Credit Facility and Indenture Restrictions

   The API Credit Facility and the Arch Indentures impose (or will impose) certain operating and financial restrictions on Arch. The API Credit Facility requires API and, in certain cases, ACI, to maintain specified financial ratios, among other obligations, including a maximum leverage ratio and a minimum fixed charge coverage ratio, each as defined in the API Credit Facility. In addition, the API Credit Facility limits or restricts, among other things, API's ability to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale/leaseback transactions; (iv) make loans and investments; (v) incur indebtedness and contingent obligations; (vi) amend or otherwise alter debt instruments and other material agreements; (vii) engage in mergers, consolidations, acquisitions and asset sales; (viii) engage in transactions with affiliates; and (ix) alter its lines of business or accounting methods. In addition, the Arch Indentures limit, among other things: (i) the incurrence of additional indebtedness by Arch and its Restricted Subsidiaries (as defined therein); (ii) the payment of dividends and other restricted payments by Arch and its Restricted Subsidiaries; (iii) asset sales; (iv) transactions with affiliates; (v) the incurrence of liens; and
(vi) mergers and consolidations. Arch's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic and financial conditions. A breach of any of these covenants could result in a default under the API Credit Facility and/or the Arch Indentures. Upon the occurrence of an event of default under the API Credit Facility or the Arch Indentures, the creditors could elect to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable. If Arch were unable to repay any such amounts, the creditors could proceed against the collateral securing certain of such indebtedness. If the lenders under the API Credit Facility accelerate the payment of such indebtedness, there can be no assurance that the assets of Arch would be sufficient to repay in full such indebtedness and the other indebtedness of Arch, including the ACI Notes and, when assumed, the 13 3/4% Senior Discount Notes. In addition, because the API Credit Facility and the Arch Indentures limit (or will limit) the ability of Arch to engage in certain transactions except under certain circumstances, Arch may be prohibited from entering into transactions that could be beneficial to Arch.

Possible Fluctuations in Revenues and Operating Results

   Arch believes that future fluctuations in its revenues and operating results are possible as the result of many factors, including competition, turnover of units in service, new service developments and technological change. Arch's current and planned debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues, and Arch may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Due to the foregoing or other factors, it is possible that due to future fluctuations, Arch's revenue or operating results may not meet the expectations of securities analysts or investors, which may have a material adverse effect on the price of Arch's Common Stock.

Divisional Reorganization

   In June 1998, the Arch Board approved the Divisional Reorganization. Once fully implemented, the Divisional Reorganization is expected to result in annual cost savings of approximately $15.0 million. Arch expects to reinvest a portion of these cost savings to expand its sales activities. There can be no assurance that the expected cost savings will be achieved or that the reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. The difficulties of such reorganization may be increased by the need to integrate MobileMedia's operations in multiple locations and to combine two corporate cultures. The inability to successfully integrate the operations of MobileMedia would have a material adverse effect on Arch.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

   None.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   At the Company's Special Meeting of Stockholders held on January 26, 1999 the following proposals were adopted by the vote specified below:

                                                                                                          Broker
Proposal                                                               For          Against     Abstain   Nonvotes
--------                                                               ---          -------     -------   --------
1. To  approve the  issuance of  shares  of Arch's  Common  Stock,     15,649,868     638,332    38,767       --
   shares of Arch Class B Common  Stock and rights and warrants to acquire  shares  of  Arch  Common  Stock  pursuant  to  (x)  an
   Agreement  and Plan of Merger dated August 18, 1998, as amended among  Arch,  a  subsidiary  of Arch,  MobileMedia  Corporation
   ("Parent") and  MobileMedia  Communications,  Inc.  ("MMC" and,
   together with its subsidiaries,  "MobileMedia"),  (y) a related
   Third  Amended  Joint  Plan of  Reorganization  of  Parent  and
   MobileMedia  dated  as of  December 1,  1998   and (z)  certain
   standby  commitment  letters  dated as of August 18,  1998,  as amended,  among Arch,  MMC and certain  unsecured  creditors of
   Parent and MobileMedia

2. To  approve  an  amendment  to  the  Restated   Certificate  of     15,484,725     765,859    42,447   33,936
   Incorporation of Arch increasing  (i) the  number of authorized shares of Arch  Common  Stock  from 75,000,000  to  365,000,000 shares, 65,000,000 shares  of which will be designated  Class B
   Common Stock and (ii) the number of authorized shares of Arch's
   Series B Junior  Participating Preferred  Stock from 200,000 to
   300,000 shares

3. To  approve  an  amendment  to  the  Restated   Certificate  of     15,327,701     945,601    53,665       --
   Incorporation of Arch to effect a reverse stock split

4. To  approve an  amendment to  Arch's 1997 Stock  Option Plan to     11,905,818   4,325,081    62,132   33,936
   increase  the  number  of shares of Arch Common  Stock issuable under such plan from 1,500,000 to 6,000,000

5. To approve Arch's 1999 Employee Stock Purchase Plan                 15,180,761     939,414   172,856   33,936


Item 5. Other Information

   Stockholder Proposals for 2000 Annual Meeting

   As set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 2000 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 17, 1999.

   In addition, the Company's By-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed to the Secretary of the Company at the principal offices of the Company, and received not less than 80 days prior to the 2000 Annual Meeting; provided, however, that if less than 90 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, such nomination shall have been mailed or delivered to the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The 2000 Annual Meeting is currently expected to be held on May 16, 2000. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's By-Laws, appropriate notice would need to be provided no later than February 25, 2000.

Item 6. Exhibits and Reports on Form 8-K

         (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

         (b) The following reports on Form 8-K was filed for the quarter for which this report is filed:

               Current  Report on Form 8-K dated  March 2, 1999  (reporting  the status of the pending MobileMedia Acquisition) filed on March 3, 1999.

               Current  Report on Form 8-K dated April 28, 1999  (reporting  the distribution of supplements to Arch's prospectus dated January 5, 1999 and proxy statement/prospectus dated December 18, 1998) filed on April 29, 1999.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ARCH COMMUNICATIONS GROUP, INC.





Dated:  May 13, 1999                        By: /s/ J. Roy Pottle
                                               -------------------------------
                                               J. Roy Pottle
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS



 Exhibit            Description
 -------            -----------
  27.1*             Financial Data Schedule.


   * Filed herewith