Form 10-K
period 1999-12-31
ARCH COMMUNICATIONS GROUP INC /DE/
filed 2000-03-30
CIK 915390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 X
For the Fiscal Year Ended December 31, 1999

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934:
                      Common Stock Par Value $.01 Per Share
                  Class B Common Stock Par Value $.01 Per Share
                                    Warrants
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 2000 was approximately $691,156,000.

The number of shares of Registrant's common stock outstanding on March 10, 2000 was 60,412,237. The number of shares of Registrant's class B common stock outstanding on March 10, 2000 was 2,712,397.

Portions of Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of the Registrant to be held on May 16, 2000, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

   Arch is a leading provider of wireless communications services in the United States. Arch has established a market presence in major metropolitan markets as well as in middle and small markets. Arch's third-party retail distribution agreements complement the more than 375 Arch-operated retail outlets. Similarly, Arch's nationwide coverage utilizing two paging frequencies enables Arch to provide higher-revenue nationwide services to more subscribers. Arch's nationwide coverage also enhances Arch's local coverage and provides an opportunity for Arch to take advantage of Arch's distribution networks.

   Arch's plan to deploy its nationwide narrowband personal communications services spectrum using its existing network infrastructure, together with its strategic alliances, should permit Arch to market narrowband personal communications services, such as multi-market alphanumeric and other advanced messaging services, sooner than it would otherwise be able to, and these services are expected to offer higher revenue and more growth potential than basic paging services. Arch's investments to date in two national call centers and additional regional call centers should supplement its previously developed call center and complement its strategy of evolving to regional customer service centers. Achieving these intended benefits, however, will depend on a number of factors and no assurance can be given that the benefits will be realized, in whole or in part. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Networks and Licenses".

PENDING PAGENET MERGER

   In November 1999, Arch signed a definitive agreement with Paging Network, Inc. (PageNet) pursuant to which PageNet will merge with a wholly owned subsidiary of Arch. Each outstanding share of PageNet common stock will be converted into 0.1247 share of Arch common stock in the merger.

   Under the merger agreement, PageNet is required to make an exchange offer of PageNet common stock to holders of its outstanding 8.875% senior subordinated notes due 2006, its 10.125% senior subordinated notes due 2007 and its 10% senior subordinated notes due 2008 (collectively, the "PageNet Notes"), having an aggregate outstanding principal amount of $1.2 billion. Under the PageNet exchange offer, an aggregate of 616,830,757 shares of PageNet common stock, together with 68.9% of the equity interest in PageNet's subsidiary, Vast Solutions, Inc. would be exchanged for all of the PageNet Notes, in the aggregate. In connection with the merger, PageNet would distribute to its stockholders (other than holders who received shares in the PageNet exchange offer), 11.6% of the equity interests in Vast Solutions. After the merger, the combined company would retain a 19.5% equity interest in Vast Solutions.

   Under the merger agreement Arch is required to make an exchange offer of up to 29,651,984 shares of its common stock (in the aggregate) for all of its 107/8% senior discount notes due 2008. As of March 16, 2000, Arch has issued 11,640,321 shares of its common stock in exchange for $176.0 million maturity value of its 107/8% senior discount notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Sources of Funds". On March 24, 2000, Arch announced it had entered into an agreement with Resurgence Asset Management, L.L.C. for the exchange of an additional $100 million maturity value of 107/8% senior discount notes for Arch preferred stock convertible into common stock at an exchange rate of 66.1318 shares of Arch common stock per $1,000 of maturity value. In addition, the agreement also requires Resurgence to sell to a third party, to be selected by Resurgence, $53.9 million maturity value of 107/8% senior discount notes which in turn is required to exchange the notes for 66.1318 shares of Arch common stock per $1,000 of maturity value.

   If the PageNet exchange offer and the Arch exchange offer were fully subscribed, immediately following the merger (and the issuance of Arch common stock in exchange for PageNet common stock, in the Arch exchange offer), current holders of Arch common stock would own approximately 36.9% of the outstanding Arch common stock, current holders of the Arch senior discount notes (including Resurgence) would own approximately 10.5% of the outstanding Arch common stock, current holders of PageNet common stock would own approximately 7.6% of the outstanding Arch common stock and current holders of the PageNet Notes (in the aggregate) would own approximately 45.0% of the outstanding Arch common stock. In addition, following the merger Arch would have, on a pro forma basis, total debt of approximately $1.8 billion.

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

   Arch expects the merger, which has been approved by the boards of directors of Arch and PageNet, but is subject to regulatory review, shareholder approval, other third-party consents and the completion of the exchange offers, to be completed in the second or third quarter of 2000. Each of the PageNet exchange offer and the Arch exchange offer is conditioned upon acceptance by the holders of 97.5% of the PageNet Notes and the Arch senior discount notes, respectively subject to reduction in specified circumstances.

   Under the merger agreement, PageNet is required to include a "prepackaged" plan of reorganization under Chapter 11 of the Bankruptcy Code in the materials relating to the PageNet exchange offer, and to solicit consents for this prepackaged plan from holders of the PageNet Notes and its senior creditors. In certain circumstances PageNet has agreed either to file the prepackaged plan in lieu of completing the PageNet exchange offer or to pay Arch a termination fee.

INDUSTRY OVERVIEW

   The mobile wireless communications industry originated in 1949 when the Federal Communications Commission allocated a group of radio frequencies for use in providing one-way and two-way types of mobile communications services. Throughout its history, the industry has been characterized by rapid changes in technology and growing consumer demand for mobile wireless communications products with increased capabilities. Particularly since the 1980s, the number of firms competing in this business has increased and now includes major telecommunications companies such as AT&T, SBC Communications, and MCI/Worldcom.

   Multiple voice and data providers compete among one another, both directly and indirectly, for subscribers. Providers in the mobile wireless industry may offer both two-way interactive voice services referred to as voice communications, and traditional paging services, either separately or through a device which combines two way voice communications and traditional paging services, referred to as short messaging services, or may focus on providing a more narrow range of services, e.g. data only. Arch presently offers both numeric and alphanumeric messaging services, as well as guaranteed receipt, and send and receive messaging services which have in part been offered initially over facilities of other carriers. Arch provides voice communications as a distributor for other carriers.

   Technological improvements have generally contributed to strong growth in the market for mobile wireless communications services and the provision of better quality services at lower prices to subscribers. Companies providing traditional paging have benefited from technological advances resulting from research and development conducted by vendors of paging units and transmission equipment. These advances include microcircuitry, liquid crystal display technology and standard digital encoding formats. These advances have enhanced the capability and capacity of mobile wireless messaging services while lowering equipment and air time costs.

   Other mobile wireless communications alternatives have similarly experienced rapid changes through technological improvement which has resulted in more consumer interest and demand. Much of this development has occurred in the broadband services market which is currently dominated by providers using three types of Federal Communications Commission licenses: cellular radiotelephone, broadband personal communications services, and digital specialized mobile radio services. While all three of these broadband services were created at different times and utilize different technologies, they are used to offer two-way voice as well as short messaging services. The short messaging services offered by these broadband service providers are functionally identical to numeric and alphanumeric paging services.

   The number of new subscribers to broadband services continues to increase each year. By one analyst's estimates, there were a total of over 86 million subscribers to cellular, broadband personal communications services, and digital specialized mobile radio services in the U.S. at the end of 1999. This estimate reflects an increase of approximately 25% over the approximately 69 million subscribers estimated at the end of 1998. This trend is expected to continue. The same analysts predict, for broadband services, an average annual subscriber growth rate of approximately 13% through the year 2003.

   With regard to the paging market, Arch believes that there were approximately 45 million subscribers to basic numeric and alphanumeric paging services in the United States at the end of 1999. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services, such as send and receive and guaranteed receipt paging services.

   Paging has historically been a distinct form of mobile wireless communications; however, a significant percentage of two-way voice services are now combining short messaging services with two-way voice capability in a single unit. Customers who have traditionally used both services may now choose to discontinue their traditional paging services in favor of the single unit and combine services. Arch is committed to expanding its service offerings, such as guaranteed receipt and send and receive messaging, to ensure that its services remain competitive under rapidly changing market conditions.

   Messaging subscribers such as those served by Arch pay a flat monthly service fee for paging services, unlike subscribers of cellular telephone or broadband personal communications services, whose bills typically have a significant variable usage component. However, cellular and broadband personal communications services firms are beginning to offer one rate, and other plans which lower the price point so that these services compete directly with the paging services Arch offers. Arch is sensitive to these technological and availability changes and is working to design competitively attractive values for the consumer even in the midst of these changes by cellular, broadband personal communications services and digital specialized mobile radio providers.

   The mobile wireless communications industry originally distributed its services through direct marketing and sales activities. Later, additional channels of distribution evolved. These channels include: (1) carrier-operated stores, (2) resellers, who purchase services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (3) agents who solicit customers for carriers and are compensated on a commission basis;
(4) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment; and (5) most recently, the Internet.

BUSINESS STRATEGY

   Arch's strategic objective is to strengthen its position as one of the leading providers of wireless communications services in the United States and at the same time begin to position itself to remain competitive in the rapidly expanding wireless communications market which now includes major telecommunications companies such as MCI/Worldcom and AT&T.

   Arch is committed to continuing to provide high-quality service to its current customers while at the same time working to expand the wireless communications choices it provides them. Arch has already begun to offer guaranteed receipt messaging and send and receive messaging and seeks to continue that development. Arch has recognized that in order to fully serve its current customers it will need to have a strong presence in the narrowband personal communications services market which will allow it to expand its present offerings even further. The wireless communications industry is going to continue to change and Arch seeks to position itself to offer wireless communication options that are broad enough to meet the needs of most potential customers. At the same time, Arch recognizes the need to offer a good value to consumers, letting them utilize the services they need at economical prices. This means providing local, regional and national services that allow customers to choose the type of coverage that they require. Arch is aggressively seeking cost savings and working to continue to operate more efficiently.

   Operating Strategy. Arch's operating objectives are to increase its adjusted earnings before interest, income taxes, depreciation and amortization, deploy its capital efficiently, reduce its financial leverage and expand its customer relationships. Arch will pursue the following strategies to achieve its operating objectives:

      o Low-Cost Operating Structure. Arch has selected a low-cost operating strategy as its principal competitive tactic. Management believes that a low-cost operating structure, compared to differentiated premium pricing and niche positioning, the other two fundamental competitive tactics in the wireless communications industry, will maximize its flexibility to offer competitive prices while still achieving target margins and adjusted earnings before interest, income taxes, depreciation and amortization. Arch will continue to improve its low-cost operating structure by consolidating some operating functions, including centralized purchases from key vendors, to achieve economies of scale, and installing technologically advanced and reliable transmission systems.

      o Efficient Capital Deployment. Arch's principal financial objective is to reduce financial leverage by reducing capital requirements and increasing adjusted earnings before interest, income taxes, depreciation and amortization. To reduce capital expenditures, Arch has implemented a company-wide focus on the sale, rather than lease, of pagers since subscriber-owned units require a lower level of capital investment than company-owned units.

      o Balanced Distribution. Arch's combination of direct sales, company-owned stores and third party resellers are supplemented by its distribution agreements with third-party regional and national retailers. In addition, Arch's national accounts sales force enables Arch to improve distribution to nationwide customers.

      o Capitalize on Revenue Enhancement Opportunities. Arch has one of the broadest product offerings in the industry, including traditional paging services as well as new services such as guaranteed receipt messaging and send and receive messaging services, wireless e-mail and content delivery services. Arch has entered into a strategic alliance with Weblink Wireless, formerly known as PageMart Wireless, to accelerate delivery of these new services, utilizing portions of Weblink Wireless' narrowband personal communications services network in conjunction with Arch's own network while sharing specified costs with Weblink Wireless. This will provide Arch with more economical and broader access to higher average revenue per unit nationwide, regional or text messaging services. To date, Arch has marketed these services only on a limited basis through the resale of other carriers' services on less attractive terms. Arch believes there will be a number of new revenue opportunities associated with its approximately 6.9 million units in service, including selling enhanced services which add value such as voice mail. See "-- Wireless Communications Services, Products and Operations" and "--Networks and Licenses".

WIRELESS COMMUNICATIONS SERVICES, PRODUCTS AND OPERATIONS

   Arch provides wireless messaging services, including numeric, alphanumeric, guaranteed messaging and send and receive messaging. Arch operates in all 50 states and the District of Columbia and in each of the 100 largest markets in the United States. Arch offers these services on a local, regional and nationwide basis employing digital networks covering more than 90% of the United States population.

   The following table sets forth information about the approximate number of units in service with Arch subscribers and net changes in number of units through internal operations and acquisitions since 1995:

                                                Net Increase
                                 Units in       (Decrease) in
                                Service at      Units through     Increase in       Units in
                               Beginning of       Internal       Units through     Service a
     Year Ended December 31,      Period         Operations       Acquisitions   End of Period
     -----------------------      ------         ----------       ------------   -------------
     1995...................       538,000         366,000          1,102,000       2,006,000
     1996...................     2,006,000         815,000            474,000       3,295,000
     1997...................     3,295,000         595,000                 --       3,890,000
     1998...................     3,890,000         386,000                 --       4,276,000
     1999...................     4,276,000         (89,000)         2,762,000       6,949,000

   Net increase (decrease) in units through internal operations includes internal changes from acquired paging businesses after their acquisition by Arch and is net of subscriber cancellations during each applicable period. Increase in units through acquisitions is based on units in service of acquired paging businesses at the time of their acquisition by Arch.

   A numeric pager permits a caller to transmit to the subscriber a numeric message that may consist of a telephone number, an account number or coded information, and has the capability to store several such numeric messages in memory for later recall by the subscriber. An alphanumeric display pager allows subscribers to receive and store messages consisting of both numbers and letters.

   Numeric paging service, which was introduced by the paging industry nearly 20 years ago, currently represents a majority of all units in service. The growth of alphanumeric paging service has been constrained by certain difficulties, such as inputting data, specialized equipment requirements and its relatively high use of system capacity during transmission, which has, to some extent, been relieved by deploying alternate communications pathways, such as the Internet.

   The following table summarizes the types of Arch's units in service at specified dates:

                                                           December 31,
                                 ----------------------------------------------------------------
                                         1997                 1998                  1999
                                 --------------------- --------------------  --------------------
                                     Units        %        Units       %        Units        %
     Local Numeric...............  3,284,000     85%     3,586,000     84%     5,299,000    76%
     Local Alphanumeric..........    524,000     13        621,000     14      1,215,000    18
     Tone-only and Voice.........     82,000      2         69,000      2         48,000     1
     Nationwide Numeric..........         --     --             --     --        219,000     3
     Nationwide Alphanumeric.....         --     --             --     --        168,000     2
                                 ------------ -------- ------------ -------  ----------- --------
          Total..................  3,890,000    100%     4,276,000    100%     6,949,000   100%
                                 ============ ======== ============ =======  =========== ========

   Units reflected in chart include guaranteed and send and receive messaging units.

   Arch provides messaging service to subscribers for a monthly fee. Subscribers either lease the unit from Arch for an additional fixed monthly fee or they own the unit, having purchased it either from Arch or from another vendor. Arch-owned units leased to subscribers require capital investment by Arch, while customer-owned and maintained units, commonly referred to as COAM units, and those owned by resellers do not. The monthly service fee is generally based upon the type of service provided, the geographic area covered, the number of units provided to the customer and the period of the subscriber's commitment. Subscriber-owned units provide a more rapid recovery of Arch's capital investment than units owned and maintained by Arch, but may generate less recurring revenue. Arch also sells units to third-party resellers who lease or resell units to their own subscribers and resell Arch's wireless messaging services under marketing agreements. Resellers are responsible for sales, billing, collection and equipment maintenance costs. Arch sells other products and services, including units and accessories and unit replacement and maintenance contracts. The following table summarizes the number of Arch-owned and leased, subscriber-owned and reseller-owned units in service at specified dates. Although the following table reflects an increase in Arch-owned and leased units, this increase is due to Arch's acquisition of MobileMedia in 1999. MobileMedia had a customer base that had proportionately larger accounts that negotiated for leased units rather than subscriber units:

                                                             December 31,
                                 ----------------------------------------------------------------
                                           1997                 1998                  1999
                                 --------------------- --------------------  --------------------
                                     Units        %        Units       %        Units        %
     Arch-owned and leased.......  1,740,000     45%     1,857,000     43%     3,605,000    52%
     Subscriber-owned............  1,087,000     28      1,135,000     27      1,518,000    22
     Reseller-owned..............  1,063,000     27      1,284,000     30      1,826,000    26
                                 ------------ -------- ------------ -------  ----------- --------
          Total..................  3,890,000    100%     4,276,000    100%     6,949,000   100%
                                 ============ ======== ============ =======  =========== ========

   Arch provides enhancements and ancillary services such as voice mail, wireless information delivery services, personalized greetings, message storage and retrieval, pager loss protection and pager maintenance services. Voice mail allows a caller to leave a recorded message that is stored in Arch's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's pager and can retrieve the stored message by calling Arch's paging terminal. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's pager or voice mail box. Message storage and retrieval allows a subscriber who leaves Arch's service area to retrieve calls that arrived during the subscriber's absence from the service area. Pager loss protection allows subscribers who lease pagers to limit their costs of replacement upon loss or destruction of a pager. Pager maintenance services are offered to subscribers who own their own equipment. Wireless information delivery allows subscribers to receive stock quotes, news and weather through their Arch service. Arch is also in the process of test marketing various other services that add value, and can be integrated with existing paging services.

NETWORKS AND LICENSES

   Arch operates local, regional and national networks which enable its customers to receive pages over a broad geographical area. Many of these networks were acquired in the MobileMedia acquisition. Arch's extensive geographic coverage may be attractive to large corporate clients and retail chains, which frequently demand national network coverage from their paging service provider.

   Although Arch's networks provide local, regional and national coverage, its networks operate over numerous frequencies and are subject to capacity constraints in certain geographic markets. Although the capacity of Arch's networks varies significantly market by market, Arch has an adequate amount of spectrum licensed to meet the capacity demands of projected growth for the next several years.

   Arch is seeking to improve overall network efficiency by deploying paging terminals, consolidating subscribers on fewer, higher capacity networks and increasing the transmission speed, or baud rate, of certain of its existing networks. Arch believes its investments in its network infrastructure will facilitate and improve the delivery of high quality communications services while at the same time reducing associated costs of such services.

Nationwide Wireless Networks

   Arch operates two nationwide 900 MHz networks. As part of its acquisition of MobileMedia, Arch acquired MobileMedia's fully operational nationwide wireless "8875" network, which was upgraded in 1996 to incorporate high-speed FLEX (TM) technology developed by Motorola. In addition, in 1996, MobileMedia completed the construction of a second nationwide "5375" network that uses FLEX (TM) technology. The use of FLEX (TM) technology significantly increases transmission capacity and represents a marked improvement over other systems that use older paging protocols.

Narrowband Personal Communications Services Networks and Licenses

   Narrowband   personal   communications   services  networks  enable  wireless
communications companies to offer send and receive messaging services and to make more efficient use of radio spectrum than do non-personal communications services networks. Arch has taken the following steps to position itself to participate in new and emerging narrowband personal communications services and applications.

   Arch's Narrowband Personal Communications Services Licenses. MobileMedia purchased five regional licenses through the Federal Communications Commission's 1994 auction of narrowband personal communications services licenses, providing the equivalent of a nationwide 50 kHz outbound/12.5 kHz inbound PCS system. In addition, MobileMedia acquired a second 2-way narrowband personal communications services license for a nationwide 50 kHz outbound/12.5 kHz inbound system. In order to retain these narrowband personal communications services licenses, Arch must comply with specified minimum build-out requirements. With respect to each of the regional personal communications service licenses purchased at the Federal Communication Commission's 1994 auction, Arch has built out the related personal communications service system to cover 150,000 sq. km. or 37.5% of each of the five regional populations in compliance with applicable build out requirements and is still required to extend the build out of the personal communications service system to cover 300,000 sq. km. or 75% of each of the five regional populations by April 27, 2005. With respect to the nationwide personal communications service license acquired as part of the MobileMedia acquisition, Arch built out the related personal communications service system to cover 750,000 sq. km. or 37.5% of the U.S. population in compliance with applicable build out requirements and is still required to extend the build out of the related personal communications service system to cover 1,500,000 sq. km. or 75% of the U.S. population by September 29, 2004. In each instance, the population percentage will be determined by reference to population figures at the time of the applicable deadline. Arch estimates that the costs of these minimum build-outs would be approximately $9.0 million; however, Arch may exceed these minimum build-out requirements in order to be able to provide nationwide narrowband personal communications services. If Arch chooses to exceed its minimum narrowband personal communications services build-out requirements, Arch estimates that the costs will exceed $9.0 million.

   Weblink Wireless, Inc. In May 1999, Arch and Weblink Wireless, Inc., formerly PageMart Wireless, Inc. signed a five-year agreement for the provision of narrowband personal communications services. Arch believes its arrangements with Weblink will provide it with more economical and broader access to narrowband personal communications services. The agreement calls for Arch and Weblink to share capital and operating expenses. Under the agreement, Arch can market narrowband personal communications advanced messaging services, including guaranteed messaging and send and receive messaging, using portions of Weblink's network in conjunction with Arch's network.

SUBSCRIBERS AND MARKETING

   Arch's  wireless   communications  accounts  are  generally  businesses  with employees who travel frequently but must be immediately accessible to their offices or customers. Arch's subscribers include proprietors of small businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel, sales and service organizations, specialty trade organizations, manufacturing organizations and governmental agencies.

   Arch markets its services through three primary sales channels: direct, reseller and retail.

   Direct. In the direct channel, Arch leases or sells equipment directly to its customers and bills and services such customers. Arch markets its services through a direct marketing and sales organization which operated approximately 375 retail stores as of December 31, 1999. Arch's direct customers range from individuals and small- and medium-sized businesses to Fortune 500 accounts and government agencies. Business and government accounts typically experience less turnover than consumer accounts. The direct channel will continue to have the highest priority among Arch's marketing and sales efforts, because of its critical contribution to recurring revenue and projected growth. Arch has been engaged in efforts to improve sales productivity and strengthen its direct channel sales force, segments of which had previously suffered from high turnover and open positions under MobileMedia's ownership and management. In addition, Arch commenced implementing consumer direct marketing techniques in 1998. As of December 31, 1999, the direct channel accounted for approximately 86.6% of recurring revenue.

   Reseller. In the reseller channel, Arch sells access to its transmission networks in bulk to a third party, who then resells such services to consumers or small businesses or other end users. Arch offers access to its network to resellers at bulk discounted rates. The third party reseller provides customer service, is responsible for pager maintenance and repair costs, invoices the end user and retains the credit risk of the end user, although Arch retains the credit risk of the reseller. Because resellers are responsible for customer equipment, the capital costs that would otherwise be borne by Arch are reduced.

   Arch's resellers generally are not exclusive distributors of Arch's services and often have access to networks of more than one provider. Competition among service providers to attract and maintain reseller distribution is based primarily upon price, including the sale of equipment to resellers at discounted rates. Arch intends to be an active participant in the reseller channel and to concentrate on accounts that are profitable and where longer term partnerships can be established with selected resellers. As of December 31, 1999, the reseller channel accounted for approximately 8.4% of recurring revenue.

   Retail. In the retail channel, Arch sells equipment to retailers and, after the consumer purchases the pager from the retailer, the consumer contacts Arch to activate service. The retail channel is targeted at the consumer market and consists primarily of national retail chains. Consumers served by the retail channel typically purchase, rather than lease, equipment. This reduces Arch's capital investment requirements. Subscribers obtained through retailers are billed and serviced directly by Arch. Retail distribution permits Arch to penetrate the consumer market by supplementing direct sales efforts. As of December 31, 1999, the retail channel accounted for approximately 5.0% of recurring revenue.

   The wireless communications industry is highly competitive. Companies in this industry compete on the basis of price, coverage area, available services, transmission quality, system reliability and customer service.

   Arch competes by maintaining competitive pricing of its products and services, by providing broad coverage options through high-quality, reliable transmission networks and by furnishing subscribers a superior level of customer service. Arch, the second largest paging carrier in the United States, also offers enhanced services such as alphanumeric messaging, guaranteed messaging and send and receive messaging, voice mail and voice mail notifications, news, sports, weather reports and stock quotes and other information delivery services. Arch's primary competitors in the paging market, including Metrocall, the third largest paging carrier in the United States, and each of Vodafone/AirTouch and Weblink Wireless, both of which are among the top eight largest paging carriers in the United States offer similar services. The products and services Arch offers also compete with a broad array of wireless communications services provided by broadband service providers. Some of these broadband service providers possess financial, technical and other resources greater than those of Arch. Such providers currently competing with Arch in one or more markets include MCI/WorldCom, Sprint PCS, AirTouch/Vodafone, Nextel, and Bell Atlantic.

   The provision of broadband wireless services is currently dominated by providers using three types of Federal Communication Commission licenses: cellular radiotelephone, broadband personal communications services, and digital specialized mobile radio services. While all three of these broadband services were created at different times and utilize different technologies, they are used to offer two-way voice as well as short messaging services. The short messaging services are identical to numeric and alphanumeric paging services and thus broadband services can serve as a replacement to paging services.

   Insofar as broadband services provide short messaging service together with two-way voice service, they are more sophisticated than basic paging services and command a greater price. The price of broadband services, however, has fallen dramatically. The decline in price of these services is reflected in the decline of the average monthly bill for broadband services from $42.78 in December 1997 to $39.43 in December 1998. Moreover, today many broadband providers offer basic service packages for approximately $20 per month. By contrast, the average revenue per unit for pagers was estimated to be $10.17 per month.

   While broadband services are more expensive than basic paging, broadband service providers typically provide short messaging service as an element of their basic service package without additional charges. In other words, subscribers that purchase broadband service no longer need to subscribe to a separate paging service as well. As a result, a large fraction of paging customers can readily switch from paging to broadband services. The dramatic decrease in prices for broadband services has led many consumers to select broadband services as an alternative to paging services. Indeed, survey data indicates that roughly 20 percent of paging customers that drop their service do so in favor of broadband services.

   The intensity of competition for customers will continue to increase as wireless communications products continue to be developed. For example, Arch holds one nationwide and five regional narrowband personal communications services licenses. Competitors of Arch also hold narrowband personal communications services licenses. Some of these competitors have substantially greater resources than Arch. Some competitors currently offer a 2-way narrowband personal communications wireless data service from its own network. Although Arch cannot predict the types of narrowband personal communications services which will be offered by those companies, Arch expects that those services will compete with the narrowband personal communications services and paging services offered by Arch.

SOURCES OF EQUIPMENT

   Arch does not manufacture any of the messaging equipment or other equipment used in operations. The equipment used in Arch's paging operations is generally available for purchase from multiple sources. Arch centralizes price and quantity negotiations for all of its operating subsidiaries to achieve cost savings from volume purchases. Arch buys customer equipment primarily from Motorola, NEC and Panasonic and purchased terminals and transmitters primarily from Glenayre and Motorola. Motorola has announced its intention to discontinue manufacturing transmitters and other paging infrastructure during 2000, although it will continue to maintain and service existing infrastructure into the future. Arch anticipates that equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times.

   Because of the high degree of compatibility among different models of transmitters, computers and other equipment manufactured by suppliers, Arch is able to design its systems without being dependent upon any single source of such equipment. Arch routinely evaluates new developments in technology in connection with the design and enhancement of its paging systems and selection of products to be offered to subscribers. Arch believes that its system equipment is among the most technologically sophisticated in the paging industry.

REGULATION

Federal Regulation--Overview

   Arch's wireless messaging operations are subject to regulation by the Federal Communications Commission under the Communications Act of 1934, as amended. Arch's operations are all classified as commercial mobile radio services and are subject to common carrier regulation by the Federal Communications Commission. The Federal Communications Commission has granted Arch licenses to use the radio frequencies necessary to conduct its commercial mobile radio services operations. Licenses issued by the Federal Communications Commission to Arch set forth the technical parameters, such as power strength and tower height, under which Arch is authorized to use those frequencies. Each Federal Communications Commission license held by Arch has construction and operational requirements that must be satisfied within set time frames. The Federal Communications Commission has the authority to auction all new licenses over which commercial mobile radio services can be offered. The Federal Communications Commission does not have the authority to use auctions for license renewals or license modifications.

   The Federal Communications Commission licenses granted to Arch have varying terms of up to 10 years, at the end of which time renewal applications must be approved by the Federal Communications Commission. In the past, Federal Communications Commission renewal applications have been routinely granted, in most cases upon a demonstration of compliance with Federal Communications Commission regulations and adequate service to the public. The Federal Communications Commission has granted each renewal license Arch has filed, other than those which are pending. Although Arch is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that any of Arch's licenses will be renewed by the Federal Communications Commission. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the Federal Communications Commission has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license of Arch has ever been revoked or modified involuntarily.

   The Federal Communications Commission's review and revision of rules affecting companies such as Arch is ongoing. The regulatory requirements to which Arch is subject may change significantly over time. For example, the Federal Communications Commission has decided to adopt a market area licensing scheme for non-nationwide paging channels under which carriers will be licensed to operate on a particular channel throughout a broad geographic area, termed a major economic area, rather than being licensed on a transmitter site-by-transmitter site basis. These geographic area licenses are being awarded through an auction. Incumbent paging licensees that do not acquire licenses at auction will be entitled to interference protection from the market area licensee.

   In many instances Arch still requires the prior approval of the Federal Communications Commission before it can implement any significant changes to their radio systems. Once the Federal Communications Commission's market area licensing rules are implemented, however, these site-specific licensing obligations will be eliminated, with specific exceptions.

   The Federal Communications Commission has issued a Further Notice of Proposed Rulemaking in which the Federal Communications Commission seeks comments on, among other matters:

      o whether it should impose coverage requirements on licensees with nationwide exclusivity, such as Arch;

      o whether these coverage requirements should be imposed on a nationwide or regional basis; and

      o whether - if such requirements are imposed - failure to meet the requirements should result in a revocation of the entire nationwide license or merely a portion of the license.

   If the Federal Communications Commission were to impose additional, stringent coverage requirements on licensees with nationwide exclusivity, Arch might have to accelerate the build out of its systems.

   The Communications Act requires licensees such as Arch to obtain prior approval from the Federal Communications Commission for the transfer of control of any construction permit or station license. The Communications Act also requires prior approval by the Federal Communications Commission of acquisitions of other commercial mobile radio service companies by Arch and transfers by Arch of a controlling interest in any of their licenses or construction permits. The Federal Communications Commission has approved each acquisition and transfer of control for which Arch has sought approval. Arch also regularly applies for Federal Communications Commission authority to use additional frequencies, modify the technical parameters of existing licenses, expand their service territory, provide new services, and modify the conditions under which they provide service. Although there can be no assurance that any requests for approval of applications filed by Arch will be approved or acted upon in a timely manner by the Federal Communications Commission, or that the Federal Communications Commission will grant the relief requested, Arch knows of no reason to believe any such requests, applications, or relief will not be approved or granted. Arch makes no representations, however, about the continued availability of additional frequencies used to provide their services.

Foreign Ownership Restrictions

   The  Communications  Act also  limits  foreign  ownership  of  entities  that directly or indirectly hold certain licenses from the Federal Communications Commission, including some of those held by Arch. Because Arch holds licenses from the Federal Communications Commission only through subsidiaries, up to 25% of its common stock can be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation, without restriction. However, if more than 25% of its common stock is owned or voted by aliens or their representatives, a foreign corporation, or a foreign government or its representatives, the Telecommunications Act of 1996 gives the Federal Communications Commission the right to revoke or refuse to grant licenses if the Federal Communications Commission finds that such revocation or refusal serves the public interest. The Federal Communications Commission has indicated that, pursuant to the World Trade Organization Telecommunications Agreement, it would waive the 25% limitation in appropriate circumstances. Based upon information obtained by Arch, Arch believes that substantially less than 25% of its issued and outstanding common stock is owned by aliens or their representatives, foreign governments or their representatives, or foreign corporations. Arch subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver.

Limitations on Allocation of Numbers

   Increased demand for telephone numbers, particularly in metropolitan areas, is causing depletion of numbers in some of the more popular area codes. Recent plans to address this increased demand have included elements that could impact Arch's operations, including the take-back of numbers already assigned for use and service-specific plans whereby only some services, such as paging and cellular, would be assigned numbers using a new area code, or plans which require the pooling of blocks of numbers for use by multiple carriers. Arch cannot provide any assurance that such plans will not be adopted by a federal or state commission, or that such plans will not require Arch to incur further, substantial expenses in order to continue to obtain telephone numbers for its subscribers.

Interconnection

   Recent  amendments  to  the   Communications  Act  are  intended  to  promote
competition in local exchange services through the removal of legal or other barriers to entry. Specifically, all telecommunications carriers have the duty to interconnect with the facilities and equipment of other telecommunications carriers. The Federal Communications Commission, and the 9th Circuit Court of Appeals, among others, have interpreted this duty as requiring local exchange carriers to compensate mobile wireless carriers for calls originated by customers of the local exchange carriers which terminate on a mobile wireless carrier's network. The Federal Communications Commission has also found unlawful charges levied against messaging carriers in the past that have been assessed on a monthly basis by the local exchange carriers for the use of interconnection facilities, including telephone numbers. These findings by the Federal Communications Commission have been challenged at the Federal Communications Commission and in the courts. Arch cannot predict with certainty the ultimate outcome of these proceedings. Compensation amounts may be determined in subsequent proceedings either at the federal or state level, or may be determined based on negotiations between the local exchange carriers and the paging companies. Any agreements reached between the local exchange carriers and the paging companies may be required to be submitted to state regulatory commission for approval. Arch is in negotiations with local exchange carriers, but it may or may not be successful in securing refunds, future relief, or both, with respect to charges for termination of local exchange carriers originated local traffic. If these issues are ultimately decided in favor of the local exchange carriers, Arch may be required to pay past due contested charges and may also be assessed interest and late charges for amounts withheld.

Additional Regulatory Obligations

   While the Communications Act has had a beneficial effect for mobile wireless providers, some provisions place or may place additional financial obligations on Arch, and other carriers. As an example, some regulatory and judicial bodies, interpret some sections of the Communications Act as requiring commercial mobile radio service providers such as Arch to contribute to "Universal Service" or other funds to assure the continued availability of local exchange service to high cost areas, as well as to contribute funds to cover other designated costs or societal goals. Further, providers of payphones must be compensated for all calls placed from pay telephones to toll-free numbers. This latter requirement increases Arch's costs of providing toll-free number service, and there are no assurances that Arch will be able to continue to pass on their costs to their subscribers. Beneficially, the Communications Act now limits the circumstances under which states and local governments may deny a request by a commercial mobile service provider to place transmission facilities, and gives the Federal Communications Commission the authority to preempt the states in some circumstances.

   The   Communications   Assistance  for  Law  Enforcement  Act  requires  some
telecommunications companies, including Arch, to modify the design of their equipment or services to ensure that electronic surveillance or interceptions can be performed. Technical parameters applicable to the paging industry have been established but not acknowledged by all governmental bodies to date. Therefore, Arch cannot determine at this time what compliance measures will be required or the costs thereof. In addition, the Federal Communications Commission has instituted proceedings addressing the manner in which telecommunications carriers are permitted to jointly market certain types of services, and the manner in which telecommunications carriers render bills for these services. Depending on the outcome of these proceedings, Arch, and other telecommunications carriers could incur higher administration and other costs in order to comply.

State Regulation

   In addition to potential regulation by the Federal Communications Commission, some states have the authority to regulate paging services, except where such regulation affects or relates to the rates charged to customers and/or the ability of a commercial mobile radio service provider like Arch to enter a market. Such regulations have been preempted by the Communications Act, as interpreted by the Federal Communications Commission. States may petition the Federal Communications Commission for authority to continue to regulate commercial mobile radio service rates if certain conditions are met. State filings seeking rate authority have all been denied by the Federal Communications Commission, although new petitions seeking such authority may be filed in the future. Furthermore, some states and localities continue to exert jurisdiction over (1) approval of acquisitions of assets and transfers of licenses of mobile wireless systems and (2) resolution of consumer complaints.

Arch believes that to date all required filings for their respective paging operations have been made. All state approvals of acquisitions or transfers made by Arch have been approved, and Arch does not know of any reason to believe such approvals will not continue to be granted in connection with any future requests, even if states exercise that review.

   The Communications Act does not preempt state regulatory authority over other aspects of Arch's operations, and some state may choose to exercise such authority. Some state and local governments have imposed additional taxes or fees upon some of the activities in which Arch is engaged. In addition, the construction and operation of radio transmitters may be subject to zoning, land use, public health and safety, consumer protection and other state and local taxes, levies and ordinances. As noted above, the Federal Communications Commission may delegate to the states authority over telephone number allocation and assignment.

TRADEMARKS

   In May 1997, Arch established a single national identity, Arch Paging, for its paging services which previously had been marketed under various trademarks. In addition, Arch adopted a new corporate logo, developed a corporate-wide positioning strategy tied to customer service delivery, and launched its Internet Web site at www.arch.com. At present, Arch has continued to market to former MobileMedia customers under the MobileComm and MobileMedia brand names, but is working to transition its marketing under the Arch name.

   Arch owns the service marks "Arch", "Arch Paging" and "Arch  Communications",
and  holds  federal   registrations  for  the  service  marks  "MobileComm"  and
"MobileMedia" as well as various other trademarks.

EMPLOYEES

   At December 31, 1999, Arch employed approximately 5,000 persons. None of Arch's employees is represented by a labor union. Arch believes that its employee relations are good.

ITEM 2.   PROPERTIES

   At December 31, 1999, Arch owned 10 office buildings and leased office space, including its executive offices, in approximately 375 locations in 42 states for use in its paging operations. Arch leases transmitter sites and/or owns transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 4,800 locations in all 50 states, the U.S. Virgin Islands and Puerto Rico. Arch's leases are for various terms and provide for monthly lease payments at various rates. Arch believes that it will be able to obtain additional space as needed at acceptable cost. Substantially all of Arch's and MobileMedia's tower sites were sold during 1998 and 1999 and Arch currently rents transmitter space.


ITEM 3.   LEGAL PROCEEDINGS

   Arch, from time to time, is involved in lawsuits arising in the normal course of business. Arch believes that its currently pending lawsuits will not have a material adverse effect on its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders during the three months ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Arch's common stock, $0.01 par value per share, is included in the NASDAQ National Market under the symbol "APGR". The following table sets forth for the periods indicated the high and low sales prices per share of Arch common stock as reported by the NASDAQ National Market.

   1999                                                 High        Low
   ----                                                 ----        ---
   First Quarter.............................         $  7.500    $  3.188
   Second Quarter............................         $ 11.625    $  3.375
   Third Quarter.............................         $  8.875    $  4.000
   Fourth Quarter............................         $  7.750    $  3.500

   1998                                                 High        Low
   ----                                                 ----        ---
   First Quarter.............................         $ 18.375    $  9.000
   Second Quarter............................         $ 20.813    $ 10.500
   Third Quarter.............................         $ 15.000    $  5.063
   Fourth Quarter............................         $  5.438    $  2.063

   The number of common stockholders of record as of March 15, 2000 was 1,633. Arch believes that the number of beneficial common stockholders is in excess of 5,000.

   Arch has never declared or paid cash dividends on the common stock and does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Covenants in the credit facility and debt obligations of Arch and its subsidiaries effectively prohibit the declaration or payment of cash dividends by Arch for the foreseeable future. In addition, the terms of Arch's Series C preferred stock generally prohibit the payment of cash dividends on common stock unless all accrued and unpaid dividends on the series C preferred stock are paid in full. See Note 3 to the consolidated financial statements.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The following table sets forth selected historical consolidated financial and operating data of Arch for each of the five years ended December 31, 1999. The selected financial and operating data as of December 31, 1995, 1996, 1997, 1998 and 1999 and for each of the five years ended December 31, 1999 have been derived from Arch's audited consolidated financial statements and notes. You should read the following consolidated financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes set forth below.

   In the following table, equity in loss of affiliate represents Arch's share of net losses of USA Mobile Communications Holdings, Inc. for the period of time from Arch's acquisition of its initial 37% interest in USA Mobile on May 16, 1995 through the completion of Arch's acquisition of USA Mobile on September 7, 1995 and Arch's share of net losses of Benbow PCS Ventures, Inc. since Arch's acquisition of Westlink Holdings, Inc. in May 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

   The extraordinary item is an extraordinary gain or loss resulting from prepayment of indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

   Adjusted EBITDA, as determined by Arch, consists of EBITDA (earnings before interest, taxes, depreciation and amortization) net of restructuring charges, equity in loss of affiliate and extraordinary items; consequently adjusted EBITDA may not necessarily be comparable to similarly titled data of other paging companies. EBITDA is commonly used by analysts and investors as a principal measure of financial performance in the wireless communications industry. Adjusted EBITDA is also one of the primary financial measures used to calculate whether Arch and its subsidiaries are in compliance with covenants under their debt agreements. These covenants, among other things, limit the ability of Arch and its subsidiaries to: incur additional indebtedness, make investments, pay dividends, grant liens on its assets, merge, sell or acquire assets, repurchase or redeem capital stock, incur capital expenditures and prepay certain indebtedness. EBITDA is also one of the financial measures used by analysts to value Arch. Therefore Arch management believes that the presentation of EBITDA provides relevant information to investors. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity. Amounts reflected as EBITDA or adjusted EBITDA are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   Adjusted EBITDA margin is calculated by dividing Arch's adjusted EBITDA by total revenues less cost of products sold. EBITDA margin is a measure commonly used in the wireless communications industry to evaluate a company's EBITDA relative to total revenues less cost of products sold as an indicator of the efficiency of a company's operating structure.


                                                                             Year Ended December 31,
                                                         --------------------------------------------------------
                                                             1995        1996       1997        1998       1999
                                                         ----------  ---------- ----------  ---------- ----------
                                                               (dollars in thousands except per share amounts)
Statements of Operations Data:
   Service, rental and maintenance revenues............  $  138,466  $  291,399 $  351,944  $  371,154 $  591,389
   Product sales.......................................      24,132      39,971     44,897      42,481     50,435
                                                         ----------  ---------- ----------  ---------- ----------
   Total revenues......................................     162,598     331,370    396,841     413,635    641,824
   Cost of products sold...............................     (20,789)    (27,469)   (29,158)    (29,953)   (34,954)
                                                         ----------  ---------- ----------  ---------- ----------
                                                            141,809     303,901    367,683     383,682    606,870
   Operating expenses:
     Service, rental and maintenance...................      29,673      64,957     79,836      80,782    132,400
     Selling...........................................      24,502      46,962     51,474      49,132     84,249
     General and administrative........................      40,448      86,181    106,041     112,181    180,726
     Depreciation and amortization.....................      60,205     191,871    232,347     221,316    309,434
     Restructuring charge..............................          --          --         --      14,700     (2,200)
                                                         ----------  ---------- ----------  ---------- ----------
   Operating income (loss).............................     (13,019)    (86,070)  (102,015)    (94,429)   (97,739)
   Interest and non-operating expenses, net............     (22,522)    (75,927)   (97,159)   (104,213)  (188,249)
   Equity in loss of affiliate.........................      (3,977)     (1,968)    (3,872)     (5,689)    (3,200)
                                                         ----------  ---------- ----------  ---------- ----------
   Income (loss) before  income tax benefit,
     extraordinary item and accounting change..........     (39,518)   (163,965)  (203,046)   (204,331)  (289,188)
   Income tax benefit..................................       4,600      51,207     21,172          --         --
                                                         ----------  ---------- ----------  ---------- ----------
   Income (loss) before extraordinary item and
     accounting change.................................     (34,918)   (112,758)  (181,874)   (204,331)  (289,188)
   Extraordinary item..................................      (1,684)     (1,904)        --      (1,720)     6,963
   Cumulative effect of accounting change..............          --          --         --          --     (3,361)
                                                         ----------  ---------- ----------  ---------- ----------
   Net income (loss)...................................  $  (36,602) $ (114,662)$ (181,874) $ (206,051)$ (285,586)
                                                         ==========  ========== ==========  ========== ==========

   Basic/diluted income (loss) per common share before
     extraordinary item and accounting change..........  $    (7.79) $   (16.59)$   (26.31) $   (29.34)$    (9.21)
   Extraordinary item per basic/diluted common share...       (0.37)      (0.27)        --       (0.25)      0.22
   Cumulative effect of accounting change per
     basic/diluted common share........................          --          --         --          --      (0.11)
                                                         ----------  ---------- ----------  ---------- ----------
   Basic/diluted net income per common share...........  $    (8.16) $   (16.86)$   (26.31) $   (29.59)$    (9.10)
                                                         ==========  ========== ==========  ========== ==========
Other Operating Data:
   Capital expenditures, excluding acquisitions........  $   60,468  $  165,206 $  102,769  $  113,184 $  113,651
   Cash flows provided by operating activities.........  $   14,749  $   37,802 $   63,590  $   83,380 $   99,536
   Cash flows used in investing activities.............  $ (192,549) $ (490,626)$ (102,769) $  (82,868)$ (627,166)
   Cash flows provided by (used in) financing activities $  179,092  $  452,678 $   39,010  $   (2,207)$  529,158
   Adjusted EBITDA.....................................  $   47,186  $  105,801 $  130,332  $  141,587 $  209,495
   Adjusted EBITDA margin..............................        33%         35%        35%         37%        35%
   Units in service at end of period...................   2,006,000   3,295,000  3,890,000   4,276,000  6,949,000


                                                                             As of December 31,
                                                         --------------------------------------------------------
                                                             1995        1996       1997        1998       1999
                                                         ----------  ---------- ----------  ---------- ----------
Balance Sheet Data:                                                         (dollars in thousands)
   Current assets......................................  $   33,671  $   43,611 $   51,025  $   50,712 $   85,303
   Total assets........................................     785,376   1,146,756  1,020,720     904,285  1,353,045
   Long-term debt, less current maturities.............     457,044     918,150    968,896   1,001,224  1,322,508
   Redeemable preferred stock..........................       3,376       3,712         --          --         --
   Stockholders' equity (deficit)......................     246,884     147,851    (33,255)   (213,463)  (217,559)

   The following  table  reconciles net income to the  presentation  of adjusted
EBITDA:

                                                                             Year Ended December 31,
                                                         --------------------------------------------------------
                                                             1995        1996       1997        1998       1999
                                                         ----------  ---------- ----------  ---------- ----------
                                                                            (dollars in thousands)
   Net income (loss)...................................  $  (36,602) $ (114,662)$ (181,874) $ (206,051)$ (285,586)
   Interest and non-operating expenses, net............      22,522      75,927     97,159     104,213    188,249
   Income tax benefit..................................      (4,600)    (51,207)   (21,172)         --         --
   Depreciation and amortization.......................      60,205     191,871    232,347     221,316    309,434
   Restructuring charge................................          --          --         --      14,700     (2,200)
   Equity in loss of affiliate.........................       3,977       1,968      3,872       5,689      3,200
   Extraordinary Item..................................       1,684       1,904         --       1,720     (6,963)
   Cumulative effect of accounting change..............          --          --         --          --      3,361
                                                         ----------  ---------- ----------  ---------- ----------
   Adjusted EBITDA.....................................  $   47,186  $  105,801 $  130,332  $  141,587 $  209,495
                                                         ==========  ========== ==========  ========== ==========

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

   Arch derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless communication services. Such fees are not generally dependant on usage. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurrence of additional selling expenses by Arch. Arch's service, rental and maintenance revenues and the related expenses exhibit substantially similar growth trends. Arch's average revenue per subscriber has declined over the last three years for three principal reasons:

   o an increase in the number of reseller customers whose airtime is purchased at wholesale rates;

   o an increase in the number of subscriber owned and reseller owned units for which Arch receives no recurring equipment revenue; and

   o an increase in competition in certain of the markets in which Arch operates.

   The reduction in average revenue per subscriber resulting from these trends has been more than offset by the reduction of expenses so that Arch's margins had been improving until the consummation of the MobileMedia merger which resulted in redundant management and administrative headcount. Arch expects the margins to improve as the integration of the two companies eliminates these redundant expenses.

   Arch has achieved significant growth in units in service and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) through acquisitions and, prior to 1999, internal growth. During 1999, units in service decreased by 89 thousand units, excluding the addition of subscribers from the MobileMedia acquisition. From January 1, 1997 through December 31, 1999, Arch's total number of units in service grew from 3.3 million to 6.9 million units. Arch's total revenues have increased from $396.8 million in the year ended December 31, 1997 to $413.6 million in the year ended December 31, 1998 and to $641.8 million in the year ended December 31, 1999. Arch had net losses of $181.9 million, $206.1 million and $285.6 million in the years ended December 31, 1997, 1998 and 1999, respectively, as a result of significant depreciation and amortization expenses related to acquired and developed assets and interest charges associated with indebtedness. As its subscriber base has grown, Arch's adjusted EBITDA has increased from $130.3 million in the year ended December 31, 1997 to $141.6 million in the year ended December 31, 1998 and to $209.5 million in the year ended December 31, 1999.

   EBITDA is a commonly used measure of financial performance in the wireless communications industry. Adjusted EBITDA is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements. Adjusted EBITDA should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. One of Arch's financial objectives is to increase its adjusted EBITDA, since this is a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of messaging units and messaging system equipment, construction and expansion of messaging systems, and possible acquisitions.
Adjusted EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless communications companies. Amounts reflected as adjusted EBITDA are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing or future indebtedness, including the repayment of such indebtedness or the payment of associated interest, limitations imposed by applicable law upon the payment of dividends or distributions or capital expenditure requirements.

PENDING PAGENET MERGER

   In November 1999, Arch signed a definitive agreement with Paging Network, Inc. (PageNet) pursuant to which PageNet will merge with a wholly-owned subsidiary of Arch. Each outstanding share of PageNet common stock will be converted into 0.1247 share of Arch common stock in the merger.

   Under the merger agreement, PageNet is required to make an exchange offer of PageNet common stock to holders of its outstanding 8.875% senior subordinated notes due 2006, its 10.125% senior subordinated notes due 2007 and its 10% senior subordinated notes due 2008 (collectively, the "PageNet Notes"), having an aggregate outstanding principal amount of $1.2 billion. Under the PageNet exchange offer, an aggregate of 616,830,757 shares of PageNet common stock, together with 68.9% of the equity interest in PageNet's subsidiary, Vast Solutions, would be exchanged for all of the PageNet Notes, in the aggregate. In connection with the merger, PageNet would distribute to its stockholders (other than holders who received shares in the PageNet exchange offer), 11.6% of the equity interests in Vast Solutions. After the merger, the combined company would retain a 19.5% equity interest in Vast Solutions.

   Under the merger agreement Arch is required to make an exchange offer of up to 29,651,984 shares of its common stock (in the aggregate) for all of its 107/8% senior discount notes due 2008. As of March 16, 2000, Arch has issued 11,640,321 shares of its common stock in exchange for $176.0 million maturity value of its 107/8% senior discount notes. See "Liquidity and Capital Resources -- Sources of Funds". If the PageNet exchange offer and the Arch exchange offer were fully subscribed, immediately following the merger (and the issuance of Arch common stock in exchange for PageNet common stock, in the Arch exchange offer), current holders of Arch common stock would own approximately 36.9% of the outstanding Arch common stock, current holders of the Arch senior discount notes would own approximately 10.5% of the outstanding Arch common stock, current holders of PageNet common stock would own approximately 7.6% of the outstanding Arch common stock and current holders of the PageNet Notes (in the aggregate) would own approximately 45.0% of the outstanding Arch common stock. In addition, following the merger Arch would have, on a pro forma basis, total debt of approximately $1.8 billion.

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

   Arch expects the merger, which has been approved by the boards of directors of Arch and PageNet, but is subject to regulatory review, shareholder approval, other third-party consents and the completion of the exchange offers, to be completed in the second or third quarter of 2000. Each of the PageNet exchange offer and the Arch exchange offer is conditioned upon acceptance by the holders of 97.5% of the PageNet Notes and the Arch senior discount notes, respectively subject to reduction in specified circumstances.

   Under the merger agreement, PageNet is required to include a "prepackaged" plan of reorganization under Chapter 11 of the Bankruptcy Code in the materials relating to the PageNet exchange offer, and to solicit consents for this prepackaged plan from holders of the PageNet Notes and its senior creditors. In certain circumstances PageNet has agreed either to file the prepackaged plan in lieu of completing the PageNet exchange offer or to pay Arch a termination fee.

   The agreement provides that each party may be obligated to pay the other a termination fee equal to $40.0 million under the terms described under Note 2 to the Notes to consolidated financial statements.

POTENTIAL EFFECTS OF THE PAGENET MERGER

   If Arch acquires PageNet on the terms described above, the combined company will have substantially larger assets, liabilities, revenues and expenses. On a pro forma basis at December 31, 1999, the combined company would have had approximately 15.2 million units in service, total assets of $2.9 billion and total long term debt of $1.8 billion, assuming that all of the outstanding discount notes are exchanged for common stock.

   The PageNet merger is subject to regulatory approvals, stockholder and noteholder consents and many other conditions and, in consequence, it may not take place. If Arch does not acquire PageNet, the contemplated benefits of the merger will not be realized, despite the incurrence of substantial transaction costs, which are estimated at $10.0 million each for Arch and PageNet. If the merger does not take place after one company pursues an alternative offer and either company decides to terminate the merger agreement, one company may be required to pay the other a $40.0 million termination fee.

MOBILEMEDIA MERGER

   In June 1999, Arch acquired MobileMedia Communications,  Inc., which is now a
wholly  owned   subsidiary  of  Arch.   MobileMedia  had  been  operating  as  a
debtor-in-possession under chapter 11 of the Bankruptcy Code.

   Arch acquired MobileMedia for a combination of cash and Arch securities, as follows:

   o Arch paid approximately $479.0 million in cash to secured creditors of MobileMedia;

   o  Arch paid a total of $37.6 million to pay fees, expenses and other debts;

   o Arch issued 4,781,656 shares of its common stock to unsecured creditors of MobileMedia;

   o Arch issued and sold 36,207,265 additional shares of its common stock to unsecured creditors of MobileMedia and Arch stockholders for a total purchase price of $217.2 million; and

   o Arch issued to four unsecured creditors, who had agreed to act as standby purchasers and to purchase shares not purchased by other unsecured creditors, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share.

   Arch also issued to the holders of its common stock and Series C preferred stock on January 27, 1999 non-transferable rights to acquire up to 14,964,388 shares of its common stock at a price of $6.00 per share. A total of 102,964 non-transferable rights were exercised. Because non-transferable rights to acquire 14,861,424 shares were not exercised, Arch issued in their place warrants to purchase 14,861,424 shares of its common stock for $9.03 per share.

   Subsidiaries of Arch also borrowed a total of $320.8 million to help fund the MobileMedia acquisition.

   During the third quarter of 1999, Arch's board of directors approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of operations. It is expected that integration will be completed by December 31, 2000. Because Arch anticipates a net reduction of approximately 10% of MobileMedia's workforce and the closing of some facilities and tower sites, it established a $14.5 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately:

   o  $6.1 million for employee severance;

   o  $7.9 million for lease obligations and terminations; and

   o  $0.5  million of other costs.

There can be no assurance that the desired cost savings will be achieved or that the integration of the two companies will be accomplished smoothly, expeditiously or successfully. See Note 9 to the Notes to Arch's consolidated financial statements.

RESULTS OF OPERATIONS

     The following table presents certain items from Arch's consolidated statements of operations as a percentage of net revenues and certain other information for the periods indicated (dollars in thousands except per unit data):

                                                                    Year Ended December 31,
                                                      ---------------------------------------------
                                                          1997             1998            1999
                                                       --------         --------         --------
Total revenues....................................        107.9 %          107.8 %          105.8 %
Cost of products sold.............................         (7.9)            (7.8)            (5.8)
                                                       --------         --------         --------
Net revenues......................................        100.0            100.0            100.0
Operating expenses:
  Service, rental and maintenance.................         21.7             21.1             21.8
  Selling.........................................         14.0             12.8             13.9
  General and administrative......................         28.8             29.2             29.8
  Depreciation and amortization...................         63.2             57.7             51.0
  Restructuring charge............................           --              3.8             (0.4)
                                                       --------         --------         --------

Operating income (loss)...........................        (27.7)%          (24.6)%          (16.1)%
                                                       ========         ========         ========

Net income (loss).................................        (49.5)%          (53.7)%          (47.1)%
                                                       ========         ========         ========

     Adjusted EBITDA..............................         35.4 %           36.9 %           34.5 %
                                                       ========         ========         ========

Cash flows provided by operating activities.......     $   63,590       $   83,380       $   99,536
Cash flows used in investing activities...........     $ (102,769)      $  (82,868)      $ (627,166)
Cash flows provided by (used in) financing
  activities......................................     $   39,010       $   (2,207)      $  529,158
Annual service, rental and maintenance expenses
  per unit in service.............................     $      22        $       20       $       23



   YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

   Total revenues increased to $641.8 million, a 55.2% increase, in 1999 from $413.6 million in 1998 as the number of units in service increased from 4.3 million at December 31, 1998 to 6.9 million at December 31, 1999 primarily due to the MobileMedia acquisition in June 1999. Net revenues increased to $606.9 million, a 58.2% increase, in 1999 from $383.7 million in 1998. Total revenues and net revenues in 1999 were adversely affected by (1) the lack of industry growth for basic numeric and alphanumeric paging services and (2) Arch subscriber cancellations which led to a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. Revenues were also adversely affected in the fourth quarter of 1998 and in 1999 by:

   o Arch's decision, in anticipation of the MobileMedia acquisition, not to replace normal attrition among direct sales personnel;

   o  the reduced effectiveness of Arch's reseller channels of distribution; and

   o  reduced sales through Arch-operated retail stores.

   Arch expects revenue to continue to be adversely affected in 2000 by declining demand for basic numeric and alphanumeric paging services. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services, such as send and receive and guaranteed receipt paging services. See "Industry Overview." As a result, Arch believes that it will experience a net decline in the number of its units in service in 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of advanced messaging subscribers is exceeded by its loss of basic paging subscribers.

   Service,  rental  and  maintenance  revenues,   which  consist  primarily  of
recurring revenues associated with the sale or lease of units, increased to $591.4 million, a 59.3% increase, in 1999 from $371.2 million in 1998. These increases in revenues were due primarily to the net increase in the number of units in service from 4.3 million at December 31, 1998 to 6.9 million at December 31, 1999. This net increase in units was due to the acquisition of MobileMedia on June 3, 1999, offset by a net decrease of 89,000 units in service. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in 1999 and 1998. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $15.5 million, a 23.6% increase, in 1999 from $12.5 million in 1998, respectively, as a result of a the MobileMedia acquisition.

   Service,  rental  and  maintenance  expenses,   which  consist  primarily  of
telephone, third party carrier fees and site rental expenses, increased to $132.4 million, 21.8% of net revenues, in 1999 from $80.8 million, 21.1% of net revenues, in 1998. The increase was due primarily to increased expenses associated with the provision of wireless communications services to a greater number of units due to the MobileMedia acquisition. Annualized service, rental and maintenance expenses per unit increased to $23 in 1999 from $20 in 1998. This increase was due primarily to the increase in wireless messaging systems and associated expenses as a result of the MobileMedia merger. However, the per unit costs should decrease in the future if expected synergies are achieved and as existing systems become more populated through the addition of new units and the fixed costs of operating these systems are spread over a larger unit base.

   Selling expenses increased to $84.2 million, 13.9% of net revenues, in 1999 from $49.1 million, 12.8% of net revenues, in 1998. The increase in absolute dollars was primarily due to increased headcount and the increase as a percentage of net revenues was primarily due to redundant headcount as a result of the MobileMedia merger.

   General and administrative expenses increased to $180.7 million, 29.8% of net revenues, in 1999 from $112.2 million, 29.2% of net revenues, in 1998. The increase in absolute dollars was due primarily to increased headcount, administrative and facility costs and the increase as a percentage of net revenues was primarily due to the redundant headcount, administrative and facility costs associated with MobileMedia.

   Depreciation and amortization expenses increased to $309.4 million in 1999 from $221.3 million in 1998. The increase in these expenses principally reflected the acquisition of MobileMedia. Additionally, depreciation expense in 1999 included the write-off of approximately $7.1 million of costs associated with the development of an integrated billing and management system. Arch decided to discontinue further development of that system due to the capabilities of the system acquired through the MobileMedia merger.

   Operating losses were $97.7 million in 1999 compared to $94.4 million in 1998, as a result of the factors outlined above.

   Net interest expense increased to $143.0 million in 1999 from $102.3 million in 1998. The increase was principally attributable to an increase in Arch's outstanding debt due to the MobileMedia acquisition. Interest expense for 1999 included approximately $41.6 million of accreted interest on Arch's senior discount notes, the payment of which is deferred. Interest expense for 1998 included approximately $37.1 million of accretion on these notes.

   Other expense increased to $45.2 million in 1999 from $2.0 million in 1998. Other expense in 1999 included:

   o $6.5 million for a write-off of Arch's entire investment in CONXUS Communications, Inc., a holder of send and receive messaging licenses. CONXUS filed for bankruptcy protection in May 1999.

   o a $35.8 million write-off of Arch's investment in Benbow PCS Ventures, Inc. another holder of send and receive messaging licenses. In June 1999, Arch, Benbow and Benbow's controlling shareholder agreed to terminate their business relationship and wind-up Benbow's business. For additional information see "Liquidity and Capital Resources -- Other Commitments and Contingencies".

   In October 1999, Arch recognized an extraordinary gain of $7.0 million on the retirement of debt exchanged for Arch common stock. In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

   On January 1, 1999, Arch adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 resulted in a $3.4 million charge which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs which had been deferred in prior years.

   Net loss increased to $285.6 million in 1999 from $206.1 million in 1998, as a result of the factors outlined above.

   YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

   Total revenues increased to $413.6 million, a 4.2% increase, in 1998, from $396.8 million in 1997 as the number of units in service increased from 3.9 million at December 31, 1997 to 4.3 million at December 31, 1998. Net revenues increased to $383.7 million, a 4.4% increase in 1998 from $367.7 million in 1997. Total revenues and net revenues in 1998 were adversely affected by a general slowing of industry growth, compared to prior years. Revenues were also adversely affected in the fourth quarter of 1998 by:

   o Arch's decision, in anticipation of the MobileMedia acquisition, not to replace normal attrition among direct sales personnel;

   o  the reduced effectiveness of Arch's reseller channels of distribution; and

   o  reduced sales through Arch-operated retail stores.

   Service, rental and maintenance revenues, increased to $371.2 million, a 5.5% increase, in 1998 from $351.9 million in 1997. These increases in revenues were due primarily to the increase, through internal growth, in the number of units in service from 3.9 million at December 31, 1997 to 4.3 million at December 31, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in 1998 and 1997. Product sales, less cost of products sold, decreased to $12.5 million, a 20.4% decrease, in 1998 from $15.7 million in 1997, respectively, as a result of a decline in the average revenue per unit sold.

   Service, rental and maintenance expenses, increased to $80.8 million, 21.1% of net revenues, in 1998 from $79.8 million, 21.7% of net revenues, in 1997. The increase was due primarily to increased expenses associated with system expansions and an increase in the number of units in service. Annualized service, rental and maintenance expenses per subscriber were $20 in 1998 compared to $22 in 1997.

   Selling expenses decreased to $49.1 million, 12.8% of net revenues, in 1998 from $51.5 million, 14.0% of net revenues, in 1997. The decrease was due primarily to a decrease in the number of net new units in service and to nonrecurring marketing costs incurred in 1997 to promote Arch's new Arch Paging brand identity. The number of net new units in service resulting from internal growth decreased by 35.1% in 1998 compared to 1997 primarily due to the factors set forth above that adversely affected revenues.

   General and administrative expenses increased to $112.2 million, 29.2% of net revenues, in 1998, from $106.0 million, 28.8% of net revenues, in 1997. The increase was due primarily to administrative and facility costs associated with supporting more units in service.

   Depreciation and amortization expenses decreased to $221.3 million in 1998 from $232.3 million in 1997. These expenses principally reflected Arch's acquisitions in prior periods accounted for as purchases. They also reflected investment in units and other system expansion equipment to support growth.

   Operating losses were $94.4 million in 1998 compared to $102.0 million in 1997, as a result of the factors outlined above.

   Net interest expense increased to $104.2 million in 1998 from $97.2 million in 1997. The increase was principally attributable to an increase in Arch's outstanding debt. Interest expense for 1998 included approximately $37.0 million of interest which accretes on Arch's senior discount notes even though the cash payment of the interest is deferred. Interest expense for 1997 included approximately $33.3 million of accretion on these notes.

   Arch recognized an income tax benefit of $21.2 million in 1997. This benefit represented the tax benefit of operating losses incurred subsequent to the acquisitions of USA Mobile and Westlink which were available to offset deferred tax liabilities arising from those acquisitions. The tax benefit of these operating losses was fully recognized during 1997. Accordingly, Arch has established a valuation reserve against its deferred tax assets which reduced the income tax benefit to zero as of December 31,1998. Arch does not expect to recover its deferred tax asset in the foreseeable future and will continue to increase its valuation reserve accordingly. See Note 5 to Arch's Consolidated Financial Statements.

   In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

   Net loss increased to $206.1 million in the year ended December 31, 1998 from $181.9 million in the year ended December 31, 1997, as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for subscriber equipment and network system equipment, to service debt and to finance acquisitions. Arch's net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows:

                                                                  Year Ended December 31,
                                                                1997       1998       1999
                                                                ----       ----       ----
                                                                   (dollars in millions)
   Net cash provided by operating activities...............   $  63.6    $  83.4    $  99.5
   Net cash used for investing activities..................   $(102.8)   $ (82.9)   $(627.2)
   Net cash provided by (used in) financing activities.....   $  39.0    $  (2.2)   $ 529.2

   Investing activities in 1999 included $516.6 million for the acquisition of MobileMedia. Financing activities in 1999 included $217.2 million from the sale of common stock to unsecured creditors of MobileMedia and borrowings of $320.8 million in connection with the acquisition of MobileMedia as described above.

   CAPITAL EXPENDITURES AND COMMITMENTS

   Excluding acquisitions of wireless messaging businesses, Arch's capital expenditures were $102.8 million in 1997, $113.2 million in 1998 and $113.7 million in 1999. To date, Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt.

   Arch's 1999 capital expenditures primarily involved the purchase of wireless messaging units, system and transmission equipment, information systems and capitalized financing costs.

   Arch estimates the amount of capital that will be required to fund capital expenditures for 2000 will be approximately $120 million ($227 million on a pro forma basis if the PageNet merger were consummated on January 1, 2000). Such expenditures will be used primarily for subscriber equipment, network infrastructure, information systems and the construction of certain markets for the nationwide network of narrowband personal communications services. However, the actual amount of capital to be required by the combined company will depend on a number of factors. These include subscriber growth, the type of products and services demanded by customers, service revenues, the nature and timing of Arch's strategy to deploy its narrowband personal communications services network, and acquisition strategies and opportunities. Arch believes that it will have sufficient cash available from operations and credit facilities to fund its capital expenditures for 2000.

   OTHER COMMITMENTS AND CONTINGENCIES

   Through Arch's May 1996 acquisition of Westlink, Arch acquired a 49.9% equity interest in Benbow PCS Ventures, Inc. Benbow holds exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband personal communications services license in each of the five regions of the United States. Arch was formerly obligated to advance Benbow sufficient funds to service debt obligations incurred by Benbow in connection with its acquisition of its narrowband personal communications services licenses and to finance construction of a narrowband personal communications services system unless funds were available to Benbow from other sources. Arch estimates that this obligation totaled approximately $100 million at March 31, 1999. This obligation was subject to the approval of Arch's designee on Benbow's board of directors. As of March 31, 1999 Arch had advanced approximately $23.7 million to Benbow. In June 1999, Arch, Benbow and Benbow's controlling stockholder agreed that:

   o the shareholders agreement, the management agreement and the employment agreement governing the establishment and operation of Benbow will be terminated;

   o Benbow will not make any further Federal Communications Commission payments and will not pursue construction of an narrowband personal communications services system;

   o Arch will not be obligated to fund Federal Communications Commission payments or construction of a narrowband personal communications services system by Benbow; and

   o the closing of the transaction will occur on the earlier of January 23, 2001 or receipt of Federal Communications Commission approval.

   On December 20, 1999, Benbow filed with the Federal Communications Commission a proposal for debt forgiveness which, if approved, would result in (1) surrender by Benbow of its five narrowband personal communications services licenses back to the government, and (2) forgiveness by the government of the remaining debt owed on the surrendered licenses and waiver of any applicable default payments. A total of approximately $35.25 million in principal debt to the government remains payable by Benbow on the five narrowband personal communications services licenses. Benbow's debt forgiveness proposal is pending and Arch can not determine whether the Federal Communications Commission ultimately will approve it. In its debt-forgiveness proposal, however, Benbow demonstrated that the proposal meets standards for debt forgiveness under applicable federal law.

   The June 1999 agreement between Arch, Benbow and Benbow's controlling shareholder provides, regardless of the outcome of the debt forgiveness proposal, that (1) Arch will fulfill all of its current financial obligations to Benbow, (2) Arch is released from any further obligations to provide funding to Benbow, and (3) Benbow's controlling shareholder will be paid for her Benbow stock consistent with the preexisting agreement with Arch which requires Arch to pay the controlling stockholder in Benbow, in installments, an aggregate amount of $3.5 million (if the transaction closes before January 23, 2001) or $3.8 million (if the transaction closes on January 23, 2001). In addition to the narrowband personal communications services licenses, Benbow holds conventional paging licenses which would be transferred to Arch upon Federal Communications Commission approval.

   As a result of these arrangements, Benbow will not have any meaningful business operations and is unlikely to retain its narrowband personal communications services licenses. The closing of the transaction will not affect the funding obligations of Arch in connection with Benbow's acquisition of PageCall in June 1998 described below.

   On June 29, 1998, Benbow acquired all of the outstanding stock of Page Call by issuing to Page Call's former stockholders preferred stock and a 12% promissory note for $17.2 million. Benbow also agreed to pay one of Page Call's stockholders $911,000 over five years for consulting services. Benbow's preferred stock and promissory note, which will total $22.8 million upon maturity at April 8, 2000, are exchangeable for Arch common stock:

   o at any time at the holders' option, at an exchange price equal to the higher of (1) $39.00 per share or (2) the market price of Arch common stock,

   o mandatorily on April 8, 2000, at the then prevailing market price of common stock, or

   o automatically at an exchange price of $39.00 per share, if the market price of Arch common stock equals or exceeds $39.00 for 20 consecutive trading days.

   Arch is permitted to require Benbow to redeem its preferred stock and promissory note at any time for cash. Arch guaranteed all obligations of Benbow under the Benbow preferred stock, promissory note and consulting agreement described above. Arch may elect to make payments under its guarantee in common stock or cash. Benbow's redemption of its preferred stock and promissory note for cash, or Arch's payment of cash pursuant to its guarantees of Benbow's preferred stock and promissory note, would depend upon the availability of capital and any restrictions contained in applicable debt instruments and under the Delaware corporations statute, which currently would not permit any such cash redemptions or payments. If Arch issues common stock or pays cash pursuant to its guarantees, Arch will receive from Benbow a promissory note and non-voting, non-convertible preferred stock of Benbow with an annual yield of 14.5% payable upon an acquisition of Benbow or earlier to the extent that available cash and applicable law permit. Page Call's former stockholders received customary registration rights for any shares of common stock issued in exchange for Benbow's preferred stock and promissory note or pursuant to Arch's guarantees. Since it is unlikely that Benbow will be able to meet these obligations and Arch is currently required to settle the obligation in stock, Arch has recorded the issuance of $22.8 million of its common stock in additional paid-in capital and as a charge to operations, to satisfy the obligation in April 2000.

   Interest payments commence September 15, 2001 on the $272.4 million principal amount at maturity of Arch's 107/8% senior discount notes outstanding as of March 16, 2000. Unless all of the senior discount notes are tendered in the exchange offer, Arch expects to service such interest payments out of cash made available to it by its subsidiaries. Based on the principal amount outstanding at March 16, 2000 and assuming that no notes are tendered, such interest payments will equal a maximum of $14.8 million on March 15 and September 15 of each year until scheduled maturity on March 15, 2008.

   If the PageNet merger agreement is terminated after Arch pursues an alternative offer, Arch may be required to pay a termination fee of $40.0 million.

   SOURCES OF FUNDS

   Arch believes that its capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on Arch's needs and market conditions, possible sales of equity or debt securities. For additional information, see
Note 3 to Arch's consolidated financial statements. Arch's ability to borrow in the future will depend, in part, on its ability to continue to increase its adjusted earnings before interest, taxes, depreciation and amortization.

Recent Issuance of Notes

   In June 1999, a subsidiary or Arch issued $147.0 million principal amount of 13 3/4% senior notes due 2008 in a private placement pursuant to Rule 144A under the Securities Act. The notes were sold at 95.091% of the face amount for net proceeds of $134.6 million.

Credit Facility

   An Arch subsidiary has a senior credit facility that currently permits it to borrow up to $577.9 million consisting of (i) a $175.0 million reducing revolving tranche A facility, (ii) a $100.0 million tranche B term loan and
(iii) a $302.9 million tranche C term loan.

     The tranche A facility will be reduced on a quarterly basis commencing on September 30, 2000 and will mature on June 30, 2005. The tranche B term loan will be amortized in quarterly installments commencing September 30, 2000, with an ultimate maturity date of June 30, 2005. The tranche C term loan began amortizing in annual installments on December 31, 1999, with an ultimate maturity date of June 30, 2006.

     On March 23, 2000, the senior credit facility was amended to add a $746.6 million tranche B-1 term loan to be used to repay obligations under PageNet's existing credit facility upon completion of the pending PageNet merger. The tranche B term loan will be amortized in quarterly installments commencing March 31, 2001, with an ultimate maturity date of June 30, 2006.

Equity Issued in Exchange for Debt

   In October 1999, Arch issued 809,545 shares of Arch common stock, which had a weighted average closing price of $4.03 per share as of the dates of the transactions, and warrants to purchase 540,487 shares of Arch common stock for $9.03 per share in exchange for $8.9 million principal amount of Arch convertible debentures. Arch also issued 2,327,120 shares of Arch common stock, which had a weighted average closing price of $4.01 per share as of the dates of the transactions, in exchange for $16.3 million accreted value ($19.0 million maturity value) of its senior discount notes.

   In February and March 2000, Arch issued 285,715 shares of Arch common stock, which had a closing price of $10.875 per share as of the date of the transaction, in exchange for $3.5 million principal amount of Arch convertible debentures. Arch also issued 11,640,321 shares of Arch common stock, which had a weighted average closing price of $12.87 per share as of the dates of the transactions, in exchange for $157.4 million accreted value ($176.0 million maturity value) of its senior discount notes. Following these transactions, on March 16, 2000, Arch had $1.0 million principal amount of the convertible debentures and $244.6 million accreted value ($272.4 million maturity value) of senior discount notes outstanding.

   On March 24, 2000, Arch announced it had entered into an agreement with Resurgence Asset Management L.L.C. for the exchange of $90.0 million accreted value ($100.0 million maturity value) of senior discount notes held by various Resurgence entities for a new class of Arch's preferred stock to be called Series D preferred stock. The Series D preferred stock will:

   o be convertible at the holder's option at any time into an aggregate of 6,613,180 shares of common stock at an exchange ratio of 66.1318 shares of common stock per $1,000 maturity value;

   o be subject to mandatory conversion into an aggregate of 6,613,180 shares of common stock upon completion of Arch's pending merger with PageNet;

   o if not earlier converted, commencing March 15, 2001, bear semi-annual dividends at the rate of 10 7/8% per annum, payable at Arch's option in cash or through the issuance of a new class of Arch's preferred stock to be called Series E preferred stock;

   o be subject to mandatory redemption on March 15, 2008 if redemption is then permitted by applicable law;

   o  vote  with the  common  stock on an as  converted  basis;  and

   o rank upon liquidation senior to the common stock and on a parity with Arch's existing Series C preferred stock.

   If Arch issues Series E preferred stock as a dividend on the Series D preferred stock, the Series E preferred stock will be identical to the Series D preferred stock except that it will not (1) be subject to conversion into common stock, (2) have any voting rights as required by law or (3) bear dividends.

   Completion of the Resurgence exchange transactions is subject to:

   o the sale by Resurgence to a third party to be selected by Resurgence of $48.5 million accreted value ($53.9 million maturity value) of senior discount notes and the third party's exchange of the notes for 3,562,189 shares of common stock at an exchange ratio of 66.1318 shares of common stock per $1,000 of maturity value;

   o receipt of Arch stockholder approval of a proposed increase in the number of authorized shares of common stock from 65,000,000 to 150,000,000, which approval will be sought at a special meeting of stockholder scheduled to be held on April 3, 2000;

   o filing of amendments to Arch's certificate of incorporation to reflect the increase in the number of authorized shares of common stock and create the Series D preferred stock and Series E preferred stock;

   o  receipt of all required regulatory and lender approvals; and

   o  completion of the transactions by April 30, 2000.

INFLATION

   Inflation has not had a material effect on Arch's operations to date. Systems equipment and operating costs have not increased in price and wireless messaging units have tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging units. Arch's general operating expenses, such as salaries, employee benefits and occupancy costs, are subject to normal inflationary pressures.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Continued losses are likely

   Arch has reported net losses in the past, as has MobileMedia. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability.

   Arch has reported net losses in all of the periods shown in the table below:

                                                Year Ended December 31,
                                           ---------------------------------
                                              1997        1998        1999
                                           ---------   ---------   ---------
                                                  (dollars in millions)
     Net income (loss):
        Arch........................       $ (181.9)   $ (206.1)   $ (285.6)
        MobileMedia.................       $ (124.6)   $   35.6    $  387.3 (1)

      (1) Through Arch's acquisition of MobileMedia on June 3, 1999

   These historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and messaging device depreciation, interest expense, the impairment of long-lived assets, other costs of growth. MobileMedia had net income of $35.6 million during the year ended December 31, 1998 solely because of a $94.2 million gain on the sale of transmission towers and related equipment and net income of $387.3 million for the period ended June 3, 1999 due to the forgiveness of debt arising out of MobileMedia's bankruptcy proceedings. After giving effect to the MobileMedia acquisition, Arch would have incurred, on a pro forma basis, losses before extraordinary items and cumulative effect of accounting change of $193.2 million for the year ended December 31, 1998 and $316.6 million for the year ended December 31, 1999.

Declines in units in service are likely

   Cancellation of units in service can significantly affect the results of operations of wireless communications service providers. The sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless communications business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, taxes, depreciation and amortization. In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services, such as send and receive and guaranteed receipt paging services. As a result, Arch believes that it will experience a net decline in the number of its units in service in 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of advanced messaging subscribers is exceeded by its loss of basic paging subscribers.

Revenues and operating results may fluctuate, leading to fluctuations in trading prices and possible liquidity problems

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors. Arch's current and planned expenses and debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any revenue or cash flow shortfall. It is possible that, due to future fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. This may have a material adverse effect on the price of Arch's common stock. If shortfalls were to cause Arch not to meet the financial covenants contained in its debt instruments, the debtholders could declare a default and seek immediate repayment. In the worst case, if Arch lacked funds to repay its debt, it could file for bankruptcy protection.

High degree of leverage may continue to burden operations

   Arch has been highly leveraged, and will remain substantially leveraged following the PageNet merger. The following table compares the total debt, total assets and latest three-month annualized adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of Arch at or as of December 31, 1999.

                                                     (dollars in millions)
     Total debt..........................                $ 1,330.6
     Total assets........................                $ 1,353.0
     Annualized adjusted EBITDA..........                $   266.3

   Adjusted EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

   Substantial leverage may have the following adverse consequences for Arch:

   o This leverage may impair Arch's ability to obtain additional financing necessary for acquisitions, working capital, capital expenditures or other purposes on acceptable terms, if at all.

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

   o Arch may be more highly leveraged than some of its competitors in the wireless communications industry, and this may place it at a competitive disadvantage.

   o Any degree of leverage will make Arch more vulnerable to a downturn in its business or the economy generally than if it were not as leveraged.

Arch may not be able to reduce its financial leverage as it intends, and may not be able to achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in adjusted EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

Growth and acquisition strategy

   Arch believes that the wireless communications industry has experienced, and will continue to experience, consolidation due to factors that favor larger, multi-market companies, including:

   o  the ability to obtain additional radio spectrum;

   o  greater access to capital markets and lower costs of capital;

   o  broader geographic coverage of wireless messaging systems;

   o  economies of scale in the purchase of capital equipment;

   o  operating efficiencies; and

   o  enhanced access to executive personnel.

   Arch has pursued, and intends to continue to pursue, acquisitions of wireless communications businesses as a key component of its growth strategy. However, the process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of Arch's management. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms, or that any future acquisitions by Arch will be successful.

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

Amortization charges from the PageNet merger and the earlier MobileMedia acquisition may reduce Arch's earnings sooner than management expects

   Under purchase accounting treatment for the pending PageNet merger and the acquisition of MobileMedia Communications, Inc. in June 1999, Arch must record a substantial amount of goodwill and other intangible assets. This will result in substantial amortization charges to the consolidated income of Arch over the useful lives of those assets. Arch estimates the amount of those charges will total approximately $57.0 million per year for ten years. However, actual charges in the early years could adversely affect reported results of operations more than is currently anticipated if the underlying assets are impaired or if the useful lives of the assets are less than currently estimated.

The PageNet merger may not take place. If it does not take place, Arch will incur substantial costs and its investors will not enjoy the anticipated benefits of the merger

   The PageNet merger will not take place unless many conditions are satisfied or waived. These conditions include stockholder and noteholder approvals, governmental approvals and the availability of senior credit facilities. If the PageNet merger does not take place, the contemplated benefits of the merger will not be realized, and Arch will not enjoy the anticipated benefits of the merger despite incurring substantial transaction costs. If the PageNet merger agreement is terminated after Arch pursues an alternative offer, Arch may be required to pay a termination fee of $40.0 million.

Arch may need additional capital to expand its business which could be difficult to obtain

   Arch's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including possible acquisitions. Arch's future capital requirements will depend on factors that include:

   o  subscriber growth;

   o the type of wireless communications devices and services demanded by customers;

   o  technological developments;

   o  marketing and sales expenses;

   o  competitive conditions;

   o the nature and timing of Arch's narrowband personal communications service strategy; and

   o  acquisition  strategies  and  opportunities.

Arch cannot be certain that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. If sufficient financing is unavailable when needed, Arch may be unable to develop or enhance its products, take advantage of future opportunities, grow its business or respond to competitive pressures or unanticipated needs.

Competition and technological change may undermine Arch's market position and adversely affect its results of operations

   Arch may not be able to compete successfully with current and future competitors in the wireless communications business or with competitors offering alternative communication technologies. In particular:

   Competition may intensify from large companies and may reduce Arch's revenues and operating margins

      Arch may face significant additional competition in the future. This could have a material adverse effect on its revenues and earnings before interest, taxes, depreciation and amortization. Some competitors possess greater financial, technical and other resources than those of Arch. Increased competition from broadband personal communications service providers, cellular providers, digital specialized mobile radio providers, dedicated data networks and wireless information delivery service providers has led to competition from increasingly larger and better capitalized competitors. In addition, Arch competes with the many other providers of paging and advanced messaging services. If any of such competitors were to devote additional resources to the wireless communications business or focus on Arch's historical business segments, they could secure Arch's customers and reduce demand for its products. This could materially reduce Arch's revenue and operating margins.

   New send and receive wireless messaging technology may adversely affect Arch's competitive position

      Competitors are currently using and developing a variety of send and receive wireless messaging technologies. Arch currently resells such send and receive services over the network of a competitor. Due to the relatively recent availability of send and receive messaging products and services, there have not yet been sales which would be sufficient to fully indicate a proven demand for such services among business or consumer subscribers. Such services will compete with other available methods of telecommunications, including cellular and broadband personal communications services, which are commonly referred to as PCS, as well as specialized mobile radio, services and services provided over dedicated data networks which use hand-held devices to send and receive data. Although these services are primarily focused on send and receive voice communications, they may include wireless messaging as an adjunct service or may replace the need for send and receive messaging entirely. It is less expensive for an end user to obtain a cellular or PCS unit with data capability than the send and receive messaging units currently available. This is because the nationwide cellular and PCS carriers have subsidized the purchase of these units and because prices for broadband services have been declining rapidly, making the two types of services and product offerings more comparable.

      Future technological advances in the telecommunications industry, including these send and receive messaging technologies, as well as wireless information and machine to machine and machine to person messaging, among others, could increase the number and type of new services or products which compete with the wireless messaging services historically offered by Arch. Firms seeking to provide wireless communications through these and other technologies may bring their products to market faster or in packages of products that consumers find more valuable than those which Arch proposes to provide.

      All of these factors could reduce Arch's market share and adversely affect its revenues and operating margins.

Obsolescence in company-owned units may impose additional costs on Arch

   Technological change may also adversely affect the value of the units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including send and receive units, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations.

Government regulation may burden operations

   Licenses may not be automatically renewed

      Arch's Federal Communications Commission paging licenses are for varying terms of up to 10 years. When the licenses expire, renewal applications must be approved by the Federal Communications Commission. To date, the Federal Communications Commission has approved each assignment and transfer of control for which Arch has sought approval but, no assurance can be given that any future renewal applications will be free of challenge or will be granted by the Federal Communications Commission. Loss of licenses would impair Arch's operations.

   Regulatory changes could add burdens or benefit competing technologies

      The Federal Communications Commission continually reviews and revises its rules affecting wireless communications companies. Therefore, regulatory requirements that apply to Arch may change significantly over time.

   Acquisitions of Arch's stock by foreigners could jeopardize Arch's licenses

      The Communications Act limits foreign investment in and ownership of radio common carriers licensed by the Federal Communications Commission, as well as their parent companies. Arch may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the Federal Communications Commission finds that the public interest would be served by denying such ownership. Arch's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver. Arch's charter permits the redemption of shares of Arch's capital stock from foreign stockholders where necessary to protect Federal Communications Commission licenses held by Arch or its subsidiaries, but such a redemption would be subject to the availability of capital to Arch and any restrictions contained in applicable debt instruments and under the Delaware corporation statute. These restrictions currently would not permit any such redemptions. The failure to redeem shares promptly could jeopardize the Federal Communications Commission licenses held by Arch or its subsidiaries.

Because Arch depends on third parties, that it does not control, for products and services, Arch's operations may be disrupted

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. and NEC America Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. and Motorola for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining equipment, terminals or transmitters, such as MobileMedia experienced before its bankruptcy filing, could lead to disruptions in operations and adverse financial consequences. Motorola has announced its intention to discontinue manufacturing transmitters and other paging infrastructure during 2000, although it will continue to maintain and service existing infrastructure into the future. Arch's purchase agreement with Motorola expires on March 17, 2001. There can be no assurance that the agreement with Motorola will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to the combined company as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its wireless communications services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

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

Charter provisions may impede takeovers of Arch that might benefit Arch stockholders

   Arch's certificate of incorporation and bylaws provide for:

   o a classified board of directors, divided into three classes who are elected for three-year terms;

   o the issuance of "blank check" preferred stock whose terms may be fixed by Arch's board of directors without further stockholder approval;

   o a prohibition on stockholder action by written consent in lieu of a meeting; and

   o  procedural requirements governing stockholder meetings.

   Arch also has a stockholders rights plan. In addition, Section 203 of the Delaware corporations statute will, with some exceptions, prohibit Arch from engaging in any business combination with any "interested stockholder" for a three-year period after such stockholder becomes an interested stockholder. These provisions may have the effect of delaying, making more difficult or preventing a change in control or acquisition of Arch even though a transaction like that might be beneficial to Arch's stockholders.

Restrictions under debt instruments may prevent Arch from taking actions which its board considers beneficial

   Various debt instruments impose operating and financial restrictions on Arch. Arch's senior credit facility requires various Arch operating subsidiaries to maintain specified financial ratios, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum debt service coverage ratio and a minimum fixed charge coverage ratio. The senior credit facility was amended and restated on March 23, 2000 to permit the PageNet merger and includes a restriction on capital expenditures and a minimum revenue test. In addition, the senior credit facility limits or restricts, among other things, Arch's operating subsidiaries' ability to:

   o  declare dividends or repurchase capital stock;

   o  incur or pay back indebtedness;

   o  engage in mergers, consolidations, acquisitions and asset sales; or

   o  alter its lines of business or accounting methods.

   Arch's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic and financial conditions. A breach of any of these covenants could result in a default under the senior credit facility and/or other debt instruments. Upon the occurrence of an event of default, the creditors could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. If Arch were unable to repay any such amounts, the senior creditors could proceed against any collateral securing the indebtedness. If the lenders under the senior credit facility or other debt instruments accelerated the payment of such indebtedness, there can be no assurance that the assets of Arch would be sufficient to repay in full such indebtedness and other indebtedness of Arch. In addition, because the senior credit facility and other debt instruments limit Arch's ability to engage in some types of transactions, Arch may be prohibited from entering into transactions that could be beneficial to Arch.


RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch intends to adopt this standard effective January 1, 2001. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.

   The Securities and Exchange  Commission  released Staff  Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter of fiscal 2000. Arch does not expect SAB 101 to have a material impact on its results of operations upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The majority of Arch's long-term debt is subject to fixed rates of interest or interest rate protection. In the event that the interest rate on Arch's non-fixed rate debt fluctuates by 10% in either direction, Arch believes the impact on its results of operations would be immaterial. Arch transacts infrequently in foreign currency and therefore is not exposed to significant foreign currency market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

   The information required by Items 10 through 13 are incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 annual meeting of stockholders scheduled to be held on May 16, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Consolidated Balance Sheets as of December 31, 1998 and 1999

         Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1999

         Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Three Years in the Period Ended December 31, 1999

         Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1999

         Notes to Consolidated Financial Statements

(a) (2)  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the three months ended December 31, 1999.

         Current Report on Form 8-K dated November 7, 1999  (reporting  that the
            Company signed a definitive merger agreement with Paging Network, Inc.) filed November 19, 1999.

(c)      Exhibits

         The exhibits listed in the accompanying index to exhibits are filed as part of this annual report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARCH COMMUNICATIONS GROUP, INC.


                                        By: /s/ C. Edward Baker, Jr.
                                           -------------------------
                                             C. Edward Baker, Jr.
                                             Chairman of the Board and Chief
                                             Executive Officer
     March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Edward Baker, Jr.    Chairman of the Board and Chief      March 29, 2000
-------------------------   Executive Officer (principal
C. Edward Baker, Jr.        executive officer)


/s/ John B. Saynor          Executive Vice President, Director   March 29, 2000
-------------------------
John B. Saynor


/s/ J. Roy Pottle           Executive Vice President and         March 29, 2000
-------------------------   Chief Financial Officer (principal
J. Roy Pottle               financial officer and principal
                            accounting officer)

/s/ R. Schorr Berman        Director                             March 29, 2000
-------------------------
R. Schorr Berman


/s/ Edwin M. Banks          Director                             March 29, 2000
-------------------------
Edwin M. Banks


/s/ James S. Hughes         Director                             March 29, 2000
-------------------------
James S. Hughes


 /s/ John Kornreich         Director                             March 29, 2000
-------------------------
John Kornreich


/s/ H. Sean Mathis          Director                             March 29, 2000
-------------------------
H. Sean Mathis


/s/ Allan L. Rayfield       Director                             March 29, 2000
-------------------------
Allan L. Rayfield


/s/ John A. Shane           Director                             March 29, 2000
-------------------------
John A. Shane

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Public Accountants................................   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999............   F-3

Consolidated Statements of Operations for Each of the Three
   Years in the Period Ended December 31,1999...........................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for
   Each of the Three Years in the Period Ended December 31, 1999........   F-5

Consolidated Statements of Cash Flows for Each of the Three
   Years in the Period Ended December 31,1999...........................   F-6

Notes to Consolidated Financial Statements..............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Communications Group, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Communications Group, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Communications Group, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 16, 2000 (except with
respect to the matters discussed
in Note 3 as to which the date
is March 16, 2000)

                         ARCH COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                            December 31,
                                                                                     ---------------------------
                                                                                         1998          1999
                                                                                     ------------   ------------
                                      ASSETS
   Current assets:
      Cash and cash equivalents ...................................................   $     1,633    $     3,161
      Accounts receivable (less reserves of $6,583 and $16,473 in 1998 and
        1999, respectively) .......................................................        30,753         61,167
      Inventories .................................................................        10,319          9,101
      Prepaid expenses and other ..................................................         8,007         11,874
                                                                                      -----------    -----------
        Total current assets ......................................................        50,712         85,303
                                                                                      -----------    -----------
   Property and equipment, at cost:
      Land, buildings and improvements ............................................        10,480         20,503
      Messaging and computer equipment ............................................       400,312        667,820
      Furniture, fixtures and vehicles ............................................        17,381         26,321
                                                                                      -----------    -----------
                                                                                          428,173        714,644
      Less accumulated depreciation and amortization ..............................       209,128        314,445
                                                                                      -----------    -----------
      Property and equipment, net .................................................       219,045        400,199
                                                                                      -----------    -----------
   Intangible and other assets (less accumulated amortization of $372,122
      and $515,195 in 1998 and 1999, respectively) ................................       634,528        867,543
                                                                                      -----------    -----------
                                                                                      $   904,285    $ 1,353,045
                                                                                      ===========    ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
      Current maturities of long-term debt ........................................   $     1,250    $     8,060
      Accounts payable ............................................................        25,683         30,016
      Accrued restructuring charges ...............................................        11,909         17,111
      Accrued expenses ............................................................        11,689         43,629
      Accrued interest ............................................................        20,997         30,294
      Customer deposits ...........................................................         4,528          7,526
      Deferred revenue ............................................................        10,958         28,175
                                                                                      -----------    -----------
        Total current liabilities .................................................        87,014        164,811
                                                                                      -----------    -----------
   Long-term debt, less current maturities ........................................     1,001,224      1,322,508
                                                                                      -----------    -----------
   Other long-term liabilities                                                             29,510         83,285
                                                                                      ------------   -----------
   Commitments and contingencies
   Stockholders' equity (deficit):
      Preferred stock--$.01 par value, authorized 10,000,000 shares; issued 250,000 shares (aggregate liquidation preference of $26,030 and
        $28,176 in 1998 and 1999, respectively) ...................................             3              3
      Common stock--$.01 par value, authorized 65,000,000 shares, issued and outstanding: 7,071,861 and 47,263,500 shares in 1998 and 1999,
        respectively ..............................................................            71            472
      Class B common stock--$.01 par value, authorized 10,000,000 shares;
        issued and outstanding: no shares in 1998 and 3,968,164 shares in
        1999 ......................................................................          --               40
      Additional paid-in capital ..................................................       378,218        661,413
      Accumulated deficit .........................................................      (591,755)      (879,487)
                                                                                      -----------    -----------
        Total stockholders' equity (deficit) ......................................      (213,463)      (217,559)
                                                                                      -----------    -----------
                                                                                      $   904,285    $ 1,353,045
                                                                                      ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                       Years Ended December 31,
                                                            --------------------------------------------
                                                                 1997            1998            1999
                                                            ------------    ------------    ------------

   Service, rental and maintenance revenues .............   $    351,944    $    371,154    $    591,389
   Product sales ........................................         44,897          42,481          50,435
                                                            ------------    ------------    ------------
        Total revenues ..................................        396,841         413,635         641,824
   Cost of products sold ................................        (29,158)        (29,953)        (34,954)
                                                            ------------    ------------    ------------
                                                                 367,683         383,682         606,870
                                                            ------------    ------------    ------------
   Operating expenses:
      Service, rental and maintenance ...................         79,836          80,782         132,400
      Selling ...........................................         51,474          49,132          84,249
      General and administrative ........................        106,041         112,181         180,726
      Depreciation and amortization .....................        232,347         221,316         309,434
      Restructuring charge ..............................           --            14,700          (2,200)
                                                            ------------    ------------    ------------
        Total operating expenses ........................        469,698         478,111         704,609
                                                            ------------    ------------    ------------
   Operating income (loss) ..............................       (102,015)        (94,429)        (97,739)
   Interest expense .....................................        (96,482)       (104,019)       (144,924)
   Interest income ......................................            904           1,766           1,896
   Other expense ........................................         (1,581)         (1,960)        (45,221)
   Equity in loss of affiliate ..........................         (3,872)         (5,689)         (3,200)
                                                            ------------    ------------    ------------
   Income (loss) before income tax benefit, extraordinary
      items and accounting change .......................       (203,046)       (204,331)       (289,188)
   Benefit from income taxes ............................         21,172            --              --
                                                            ------------    ------------    ------------
   Income (loss) before extraordinary items and
      accounting change .................................       (181,874)       (204,331)       (289,188)
   Extraordinary gain (loss) from early extinguishment of
      debt ..............................................           --            (1,720)          6,963
   Cumulative effect of accounting change ...............           --              --            (3,361)
                                                            ------------    ------------    ------------
   Net income (loss) ....................................       (181,874)       (206,051)       (285,586)
   Accretion of redeemable preferred stock ..............            (32)           --              --
   Preferred stock dividend .............................           --            (1,030)         (2,146)
                                                            ------------    ------------    ------------
   Net income (loss) applicable to common stockholders ..   $   (181,906)   $   (207,081)   $   (287,732)
                                                            ============    ============    ============
   Basic/diluted income (loss) per common share before
      extraordinary item and accounting change ..........   $     (26.31)   $     (29.34)   $      (9.21)
   Extraordinary gain (loss) from early extinguishment of
      debt per basic/diluted common share ...............           --             (0.25)           0.22
   Cumulative effect of accounting change per
      basic/diluted common share ........................           --              --             (0.11)
                                                            ------------    ------------    ------------
   Basic/diluted net income (loss) per common share .....   $     (26.31)   $     (29.59)   $      (9.10)
                                                            ============    ============    ============
   Basic/diluted weighted average number of common shares
      outstanding .......................................      6,915,413       6,997,730      31,603,410
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

                         ARCH COMMUNICATIONS GROUP, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                                                                                                               Total
                                                                        Class B   Additional               Stockholders'
                                                     Preferred  Common  Common     Paid-in    Accumulated     Equity
                                                        Stock    Stock   Stock     Capital      Deficit      (Deficit)
                                                       ------   ------  ------   ----------   -----------   ----------
Balance, December 31, 1996........................     $   --   $   70  $   --   $  350,581   $  (202,800)  $  147,851
   Issuance of 50,447 shares of common stock
     under Arch's employee stock purchase plan....         --       --      --          800            --          800
   Accretion of redeemable preferred stock........         --       --      --          (32)           --          (32)
   Net loss.......................................         --       --      --           --      (181,874)    (181,874)
                                                       ------   ------  ------   ----------   -----------   ----------
Balance, December 31, 1997........................         --       70      --      351,349      (384,674)     (33,255)
   Exercise of options to purchase 31,344 shares
     of common stock..............................         --       --      --          294            --          294
   Issuance of 250,000 shares of preferred stock..          3       --      --       24,997            --       25,000
   Issuance of 85,996 shares of common stock
     under Arch's employee stock purchase plan....         --        1      --          548            --          549
   Preferred stock dividend.......................         --       --      --        1,030        (1,030)          --
   Net loss.......................................         --       --      --           --      (206,051)    (206,051)
                                                       ------   ------  ------   ----------   -----------   ----------
Balance, December 31, 1998........................          3       71      --      378,218      (591,755)    (213,463)
   Issuance of 30,847,004 shares of common stock
     and 5,360,261 of Class B common stock in
     rights offering..............................         --      308      54      216,881            --      217,243
   Issuance of 4,781,656 shares of common stock
     to acquire company...........................         --       48      --       20,035            --       20,083
   Shares to be issued in connection with the
     Benbow settlement............................         --       --      --       22,836            --       22,836
   Issuance of 3,136,665 shares of common stock
     in exchange for debt.........................         --       31      --       21,106            --       21,137
   Issuance of 34,217 shares of common stock
     under Arch's employee stock purchase plan....         --       --      --          191            --          191
   Conversion of Class B common stock into common
     stock........................................         --       14     (14)          --            --           --
   Preferred stock dividend.......................         --       --      --        2,146        (2,146)          --
   Net loss.......................................         --       --      --           --      (285,586)    (285,586)
                                                       ------   ------  ------   ----------   -----------   ----------
Balance, December 31, 1999........................     $    3   $  472  $   40   $  661,413   $  (879,487)  $ (217,559)
                                                       ======   ======  ======   ==========   ===========   ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended December 31,
                                                                 -----------------------------------

                                                                    1997         1998         1999
                                                                 ---------    ---------    ---------
Cash flows from operating activities:
      Net income (loss) ......................................   $(181,874)   $(206,051)   $(285,586)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization ........................     232,347      221,316      309,434
        Deferred income tax benefit ..........................     (21,172)        --           --
        Extraordinary loss (gain) from early extinguishment of        --          1,720       (6,963)
           debt
        Cumulative effect of accounting change ...............        --           --          3,361
        Equity in loss of affiliate ..........................       3,872        5,689        3,200
        Accretion of discount on senior notes ................      33,259       37,115       41,566
        Other non-cash interest expense ......................        --           --          2,904
        Gain on Tower Site Sale ..............................        --         (1,859)      (1,871)
        Write-off of N-PCS investments .......................        --           --         37,498
        Accounts receivable loss provision ...................       7,181        8,545       15,265
        Changes in assets and liabilities, net of effect from
           acquisition of company:
           Accounts receivable ...............................     (11,984)      (9,151)     (18,369)
           Inventories .......................................      (2,394)       2,314        1,728
           Prepaid expenses and other ........................        (386)      (3,090)       7,000
           Accounts payable and accrued expenses .............       3,683       24,649       (2,986)
           Customer deposits and deferred revenue ............       1,058          549       (7,554)
           Other long-term liabilities .......................        --          1,634          909
                                                                 ---------    ---------    ---------
   Net cash provided by operating activities .................      63,590       83,380       99,536
                                                                 ---------    ---------    ---------
   Cash flows from investing activities:
      Additions to property and equipment, net ...............     (87,868)     (79,249)     (95,208)
      Additions to intangible and other assets ...............     (14,901)     (33,935)     (18,443)
      Net proceeds from tower site sale ......................        --         30,316        3,046
      Acquisition of company, net of cash acquired ...........        --           --       (516,561)
                                                                 ---------    ---------    ---------
   Net cash used for investing activities ....................    (102,769)     (82,868)    (627,166)
                                                                 ---------    ---------    ---------
   Cash flows from financing activities:
      Issuance of long-term debt .............................      91,000      460,964      473,783
      Repayment of long-term debt ............................     (49,046)    (489,014)    (162,059)
      Repayment of redeemable preferred stock ................      (3,744)        --           --
      Net proceeds from sale of preferred stock ..............        --         25,000         --
      Net proceeds from sale of common stock .................         800          843      217,434
                                                                 ---------    ---------    ---------
   Net cash provided by (used in) financing activities .......      39,010       (2,207)     529,158
                                                                 ---------    ---------    ---------
   Net (decrease) increase in cash and cash equivalents ......        (169)      (1,695)       1,528
   Cash and cash equivalents, beginning of period ............       3,497        3,328        1,633
                                                                 ---------    ---------    ---------
   Cash and cash equivalents, end of period ..................   $   3,328    $   1,633    $   3,161
                                                                 =========    =========    =========
   Supplemental disclosure:
      Interest paid ..........................................   $  62,231    $  57,151    $  91,151
                                                                 =========    =========    =========
      Issuance of common stock for debt ......................   $    --      $    --      $  21,137
                                                                 =========    =========    =========
      Issuance of common stock for acquisition of company ....   $    --      $    --      $  20,083
                                                                 =========    =========    =========
      Liabilities assumed in acquisition of company ..........   $    --      $    --      $ 134,429
                                                                 =========    =========    =========
      Preferred stock dividend ...............................   $    --      $   1,030    $   2,146
                                                                 =========    =========    =========
      Accretion of redeemable preferred stock ................   $      32    $    --      $    --
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

                         ARCH COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Organization--Arch Communications Group, Inc. ("Arch" or the "Company") is a leading provider of wireless messaging services.

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition--Arch recognizes revenue under rental and service agreements with customers as the related services are performed. Maintenance revenues and related costs are recognized ratably over the respective terms of the agreements. Sales of equipment are recognized upon delivery. Commissions are recognized as an expense when incurred. The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in
Financial Statements", on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter of fiscal 2000. Arch does not expect SAB 101 to have a material impact on its results of operations upon adoption.

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

   Inventories--Inventories consist of new messaging devices which are held primarily for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   Property and Equipment--Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

                                                             Estimated
   Asset Classification                                     Useful Life
   --------------------                                     -----------
   Buildings and improvements..........................      20 Years
   Leasehold improvements..............................     Lease Term
   Messaging devices...................................       3 Years
   Messaging and computer equipment....................      5-8 Years
   Furniture and fixtures..............................      5-8 Years
   Vehicles............................................       3 Years

   Depreciation and amortization expense related to property and equipment totaled $108.0 million, $101.1 million and $144.9 million for the years ended December 31, 1997, 1998 and 1999, respectively.

   Intangible and Other Assets--Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                              December 31,
                                                             1998      1999
                                                            ----       ----

   Purchased Federal Communications Commission licenses   $256,519   $354,246
   Goodwill ...........................................    271,808    249,010
   Purchased subscriber lists .........................     56,825    239,114
   Deferred financing costs ...........................     22,072     19,915
   N-PCS investments ..................................     17,847       --
   Other ..............................................      9,457      5,258
                                                          --------   --------
                                                          $634,528   $867,543
                                                          ========   ========

     Amortization expense related to intangible and other assets totaled $124.3 million, $120.2 million and $164.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

   Subscriber lists, Federal Communications Commission licenses and goodwill are amortized over their estimated useful lives, ranging from five to ten years using the straight-line method. Non-competition agreements are amortized over the terms of the agreements using the straight-line method. Other assets consist of contract rights, organizational and Federal Communications Commission application and development costs which are amortized using the straight-line method over their estimated useful lives, not exceeding ten years.

   In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Development and start up costs include nonrecurring, direct costs incurred in the development and expansion of messaging systems. Arch adopted SOP 98-5 effective January 1, 1999. Initial application of SOP 98-5 resulted in a $3.4 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs, which had been deferred in prior years.

   Deferred financing costs incurred in connection with Arch's credit agreements (see Note 3) are being amortized over periods not to exceed the terms of the related agreements. As credit agreements are amended and restated, unamortized deferred financing costs are written off as an extraordinary charge. During 1998, a charge of $1.7 million was recognized in connection with the closing of a new credit facility.

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Arch evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets. To date, Arch has not had any such impairments except as described below.

   N-PCS Investments--In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc., Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. Benbow holds exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband personal communications services license in each of the five regions of the United States. Arch was formerly obligated to advance Benbow sufficient funds to service debt obligations incurred by Benbow in connection with its acquisition of its narrowband personal communications services licenses and to finance construction of a narrowband personal communications services system unless funds were available to Benbow from other sources. This obligation was subject to the approval of Arch's designee on Benbow's board of directors. Arch's investment in Benbow was accounted for under the equity method whereby Arch's share of Benbow's losses, since the acquisition date of Westlink, are recognized in Arch's accompanying consolidated statements of operations under the caption equity in loss of affiliate.

   In June 1999, Arch, Benbow and Benbow's controlling stockholder, agreed that:

   o the shareholders agreement, the management agreement and the employment agreement governing the establishment and operation of Benbow will be terminated;

   o Benbow will not make any further Federal Communications Commission payments and will not pursue construction of an narrowband personal communications services system;

   o Arch will not be obligated to fund Federal Communications Commission payments or construction of a narrowband personal communications services system by Benbow;

   o the parties will seek Federal Communications Commission approval of the forgiveness of Benbow's remaining payment obligations and the transfer of the controlling stockholder's equity interest in Benbow to Arch;

   o the closing of the transaction will occur on the earlier of January 23, 2001 or receipt of Federal Communications Commission approval;

   o Arch will pay the controlling stockholder, in installments, an aggregate amount of $3.5 million (if the transaction closes before January 23, 2001) or $3.8 million (if the transaction closes on January 23, 2001).

   As a result of these arrangements, Benbow will not have any meaningful business operations and is unlikely to retain its narrowband personal communications services licenses. Therefore, Arch has written off substantially all of its investment in Benbow in the amount of $8.2 million. Arch has also accrued the payment to the controlling stockholder of $3.8 million and legal and other expenses of approximately $1.0 million which is included in accrued expenses. In addition, Arch guaranteed Benbow's obligations in conjunction with Benbow's June 1998 purchase of the stock of PageCall. Since it is unlikely that Benbow will be able to meet these obligations and Arch is currently required to settle the obligation in its stock, Arch has recorded the issuance of $22.8 million of its common stock in additional paid-in capital and as a charge to operations, to satisfy the obligation in April 2000.

   On November 8, 1994, CONXUS Communications, Inc. was successful in acquiring the rights to an interactive messaging license in five designated regions in the United States in the Federal Communications Commission narrowband wireless spectrum auction. On May 18, 1999, CONXUS filed for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware, which case was converted to a case under Chapter 7 on August 17, 1999. In June 1999, Arch wrote-off its $6.5 million investment in CONXUS. On November 3, 1999, in order to document its disposition of any interest it has, if any, in CONXUS, Arch offered to transfer to CONXUS its shares in CONXUS for no consideration. Which was accepted by the Chapter 7 trustee on December 9, 1999.

   All of the above charges, totaling $42.3 million, are included in other expense in 1999 in the accompanying statement of operations.

   Fair Value of Financial Instruments--Arch's financial instruments, as defined under SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash, its debt financing and interest rate protection agreements. The fair value of cash is equal to the carrying value at December 31, 1998 and 1999.

   As discussed in Note 3, Arch's debt financing primarily consists of (1) senior bank debt, (2) fixed rate senior notes and (3) convertible subordinated debentures. Arch considers the fair value of senior bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest. Arch's fixed rate senior notes are traded publicly. The following table depicts the fair value of the fixed rate senior notes and the convertible subordinated debentures based on the current market quote as of December 31, 1998 and 1999 (in thousands):

                                                          December 31, 1998     December 31, 1999
                                                         -------------------   -------------------
                                                         Carrying     Fair     Carrying     Fair
   Description                                            Value      Value      Value      Value
   -----------                                           --------   --------   --------   --------
   10 7/8% Senior Discount Notes due 2008 ............   $369,506   $221,704   $393,917   $173,323
   9 1/2% Senior Notes due 2004 ......................    125,000    112,500    125,000     95,000
   14% Senior Notes due 2004 .........................    100,000    103,000    100,000     83,000
   12 3/4% Senior Notes due 2007 .....................    127,604    127,604    127,887    101,030
   13 3/4% Senior Notes due 2008 .....................       --         --      140,365    113,685
   6 3/4% Convertible Subordinated Debentures due 2003     13,364      6,682      4,459      1,812

   Arch had off-balance-sheet interest rate protection agreements consisting of interest rate swaps and interest rate caps with notional amounts of $265.0 million and $40.0 million, respectively, at December 31, 1998 and $107.0 million and $10.0 million, respectively, at December 31, 1999. The cost to terminate the outstanding interest rate swaps and interest rate caps at December 31, 1998 and 1999 would have been $6.4 million and $4.5 million, respectively. See Note 3.

   Basic/Diluted Net Income (Loss) Per Common Share -- On June 28, 1999, Arch effected a one for three reverse stock split. All share and per share data for all periods presented have been adjusted to give effect to this reverse split.

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch intends to adopt this standard effective January 1, 2001. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.

   Reclassifications--Certain amounts of prior periods were reclassified to conform with the 1999 presentation.

2. ACQUISITIONS

   On June 3, 1999 Arch completed its acquisition of MobileMedia Communications, Inc. for $671.1 million, consisting of cash paid of $516.6 million, including direct transaction costs, 4,781,656 shares of Arch common stock valued at $20.1 million and the assumption of liabilities of $134.4 million. The cash payments were financed through the issuance of approximately 36.2 million shares of Arch common stock (including approximately 5.4 million shares of Arch Class B common shares) in a rights offering for $6.00 per share, the issuance of $147.0 million principal amount of 13 3/4% senior notes due 2008 (see Note 3) and additional borrowings under the Company's credit facility.

   Arch issued to four unsecured creditors, who had agreed to act as standby purchasers and to purchase shares not purchased by other unsecured creditors in the rights offering, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share. The fair value of these warrants was determined to be immaterial.

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

   The liabilities assumed, referred to above, include an unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates. This accrual amounted to approximately $52.9 million and is included in other long-term liabilities. This accrual will be amortized over the remaining lease term of 13 3/4 years. Concurrent with the consummation of the acquisition, Arch commenced the development of a plan to integrate the operations of MobileMedia. The liabilities assumed, referred to above, also includes a $14.5 million restructuring accrual to cover the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note 9).

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been completed at the beginning of the period presented, or of results that may occur in the future.

                                                      Year Ended December 31,
                                                      ----------------------
                                                         1998         1999
                                                      ---------    ---------
                                                   (unaudited and in thousands
                                                   except for per share amounts)
   Revenues .......................................   $ 854,862    $ 817,686
   Income (loss) before extraordinary item ........    (193,151)    (316,590)
   Net income (loss) ..............................    (194,871)    (309,627)
   Basic/diluted net income (loss) per common share       (4.09)       (6.39)

   Pending Acquisition -- In November 1999, Arch signed a definitive agreement with Paging Network, Inc. (PageNet) pursuant to which PageNet will merge with a wholly-owned subsidiary of Arch. Each outstanding share of PageNet common stock will be converted into 0.1247 share of Arch common stock in the merger.

   Under the merger agreement, PageNet is required to make an exchange offer of PageNet common stock to holders of its outstanding 8.875% senior subordinated notes due 2006, its 10.125% senior subordinated notes due 2007 and its 10% senior subordinated notes due 2008 (collectively, the "PageNet Notes"), having an aggregate outstanding principal amount of $1.2 billion. Under the PageNet exchange offer, an aggregate of 616,830,757 shares of PageNet common stock, together with 68.9% of the equity interest in PageNet's subsidiary, Vast Solutions, would be exchanged for all of the PageNet Notes, in the aggregate. In connection with the Merger, PageNet would distribute to its stockholders (other than holders who received shares in the PageNet exchange offer), 11.6% of the equity interests in Vast Solutions. After the merger, PageNet would retain a 19.5% equity interest in Vast Solutions.

   Under the merger agreement Arch is required to make an exchange offer of up to 29,651,984 shares of its common stock (in the aggregate) for all of its 107/8% senior discount notes due 2008.

   Arch expects the merger, which has been approved by the boards of directors of Arch and PageNet, but is subject to regulatory review, shareholder approval, other third-party consents and the completion of the exchange offers and preferred stock conversion, to be completed in the second or third quarter of 2000. Each of the PageNet exchange offer and the Arch exchange offer is conditioned upon acceptance by the holders of 97.5% of the PageNet Notes and the Arch senior discount notes, respectively, subject to reduction under specified circumstances.

   The merger agreement provides that under certain circumstances a fee may be payable by Arch or PageNet upon termination of the agreement. These circumstances include withdrawal of the recommendation or approval of the merger agreement or the merger by the Arch or PageNet board of directors, the failure of shareholders or noteholders to approve the transaction or exchange followed by the making of an alternative proposal and Arch or PageNet entering into an agreement with a third party within 12 months of such termination, and PageNet's failure to file a prepackaged bankruptcy plan in certain circumstances. The termination fee payable by Arch or PageNet under the merger agreement is $40.0 million.

   The merger agreement provides that either party may terminate the agreement, without paying the above fee, if the merger is not consummated by June 30, 2000. This termination date is subject to extension for 90 days for regulatory approval and is subject to extension to as late as December 31, 2000 under certain circumstances where PageNet files for protection under the U.S. Bankruptcy Code.

3.   LONG-TERM DEBT

   Long-term debt consisted of the following:

                                                      December  31,
                                                 -----------------------
                                                    1998         1999
                                                 ----------   ----------
                                                      (in thousands)
   Senior Bank Debt ..........................   $  267,000   $  438,940
   107/8% Senior Discount Notes due 2008 .....      369,506      393,917
   9 1/2% Senior Notes due 2004 ..............      125,000      125,000
   14% Senior Notes due 2004 .................      100,000      100,000
   12 3/4% Senior Notes due 2007 .............      127,604      127,887
   13 3/4% Senior Notes due 2008 .............         --        140,365
   Convertible Subordinated Debentures .......       13,364        4,459
                                                 ----------   ----------
                                                  1,002,474    1,330,568
   Less--Current maturities                           1,250        8,060
                                                 ----------   ----------
   Long-term debt ............................   $1,001,224   $1,322,508
                                                 ==========   ==========

   Senior Bank Debt--The Company, through its operating subsidiary, Arch Paging, Inc. (API) has a senior credit facility in the current amount of $577.9 million consisting of (i) a $175.0 million reducing revolving tranche A facility, (ii) a $100.0 million tranche B term loan and (iii) a $302.9 million tranche C term loan.

   The tranche A facility will be reduced on a quarterly basis commencing on September 30, 2000 and will mature on June 30, 2005. The tranche B term loan will be amortized in quarterly installments commencing September 30, 2000, with an ultimate maturity date of June 30, 2005. The tranche C term loan began amortizing in annual installments on December 31, 1999, with an ultimate maturity date of June 30, 2006.

   API's obligations under the senior credit facility are secured by its pledge of its interests in certain of its operating subsidiaries. The senior credit facility is guaranteed by Arch and certain of Arch's operating subsidiaries. Arch's guarantee is secured by a pledge of Arch's stock and notes in its wholly-owned subsidiary Arch Communications Inc. (ACI), and the guarantees of the operating subsidiaries are secured by a security interest in certain assets of those operating subsidiaries.

   Borrowings under the senior credit facility bear interest based on a reference rate equal to either the agent bank's alternate base rate or LIBOR, in each case plus a margin based on specified ratios of debt to annualized earnings before interest, taxes, depreciation and amortization (EBITDA).

   The senior credit facility requires payment of fees on the daily average amount available to be borrowed under the tranche A facility. These fees vary depending on specified ratios of total debt to annualized EBITDA.

   The senior credit facility requires that at least 50% of total ACI debt, including outstanding borrowings under the senior credit facility, be subject to a fixed interest rate or interest rate protection agreements. Entering into interest rate protection agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the prevailing interest rates specified in the senior credit facility.

   Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. No interest rate swaps on the senior credit facility were outstanding at December 31, 1999. At December 31, 1998, the Company had a net payable of $47,000, on the interest rate swaps.

   The interest rate cap agreements will pay the Company the difference between LIBOR and the cap level if LIBOR exceeds the cap levels at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the Company. The total notional amount of the interest rate cap agreements was $10.0 million with a cap level of 8% at December 31, 1999. The transaction fees for these instruments are being amortized over the terms of the agreements.

     The senior credit facility contains restrictions that limit, among other things, Arch's operating subsidiaries' ability to: o declare dividends or redeem or repurchase capital stock;

   o  prepay, redeem or purchase debt;

   o  incur liens and engage in sale/leaseback transactions;

   o  make loans and investments;

   o  incur indebtedness and contingent obligations;

   o  amend or otherwise alter debt instruments and other material agreements;

   o  engage in mergers, consolidations, acquisitions and asset sales;

   o  alter its lines of business or accounting methods.

   In addition, the senior credit facility requires Arch and its subsidiaries to meet certain financial covenants, including ratios of EBITDA to fixed charges, EBITDA to debt service, EBITDA to interest service and total indebtedness to EBITDA. As of December 31, 1999, Arch and its operating subsidiaries were in compliance with the covenants of the senior credit facility.

   As of December 31, 1999, $438.9 million was outstanding and $139.0 million was available under the senior credit facility. At December 31, 1999, such advances bore interest at an average annual rate of 11.62%.

   Senior Notes--Interest on Arch's 107/8% senior discount notes due 2008 does not accrue prior to March 15, 2001. Commencing September 15, 2001, interest on the senior discount notes is payable semi-annually at an annual rate of 107/8%. The maturity value of the senior discount notes outstanding at December 31, 1999 was $448.4 million.

   On June 3, 1999, ACI, a wholly-owned subsidiary of Arch, received the proceeds of an offering of $147.0 million principal amount at maturity of 13 3/4% senior notes due 2008. The 13 3/4% notes were sold at an initial price to investors of 95.091% for proceeds of $139.8 million less offering expenses of $5.2 million. The 13 3/4% notes mature on April 15, 2008 and bear interest at a rate of 13 3/4% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1999.

   Interest on the 13 3/4% notes, ACI's 12 3/4% senior notes due 2007, ACI's 14% senior notes due 2004 and ACI's 9 1/2% senior notes due 2004 (collectively, the "Senior Notes") is payable semiannually. The senior discount notes and Senior Notes contain certain restrictive and financial covenants, which, among other things, limit the ability of Arch or ACI to:

   o  incur additional indebtedness;

   o  pay dividends;

   o  grant liens on its assets;

   o  sell assets;

   o  enter into  transactions  with related  parties;

   o merge, consolidate or transfer substantially all of its assets;

   o redeem capital stock or subordinated debt;

   o make certain investments.

   Arch has entered into interest rate swap agreements in connection with the ACI 14% Notes. Under the interest rate swap agreements, Arch has effectively reduced the interest rate on the ACI 14% Notes from 14% to the fixed swap rate of 9.45%. In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the 14% interest rate specified on the notes. As of December 31, 1999, Arch had received $6.8 million in excess of the amounts paid under the swap agreements, which is included in other long-term liabilities in the accompanying balance sheet.

   Convertible Subordinated Debentures-- The Arch convertible debentures are convertible at their principal amount into shares of Arch common stock at any time prior to redemption or maturity at an initial conversion price of $50.25 per share, subject to adjustment. The Arch convertible debentures are redeemable, at the option of Arch, in whole or in part, at certain prices declining annually to 100% of the principal amount at maturity plus accrued interest. The Arch convertible debentures also are subject to redemption at the option of the holders, at a price of 100% of the principal amount plus accrued interest, upon the occurrence of certain events. The Arch convertible debentures bear interest at a rate of 6 3/4% per annum, payable semiannually on June 1 and December 1. The Arch convertible debentures are unsecured and are subordinated to all existing indebtedness of Arch.

   Debt Exchanged for Equity -- In October 1999, Arch completed transactions with four bondholders in which Arch issued an aggregate of 3,136,665 shares of Arch common stock and warrants to purchase 540,487 shares of Arch common stock for $9.03 per share in exchange for $25.2 million accreted value of debt securities. Under two of the exchange agreements, Arch issued 809,545 shares of Arch common stock and warrants to purchase 540,487 shares of Arch common stock for $9.03 per share in exchange for $8.9 million principal amount of Arch convertible debentures. Arch recorded $2.9 million of non-cash interest expense in conjunction with these transactions. Under the remaining exchange agreements, Arch issued 2,327,120 shares of Arch common stock in exchange for $16.3 million accreted value ($19.0 million maturity value) of its senior discount notes. Arch recorded an extraordinary gain of $7.0 million on the early extinguishment of debt as a result of these transactions.

   In February and March 2000, Arch completed transactions in which Arch issued an aggregate of 11,926,036 shares of Arch common stock in exchange for approximately $160.9 million accreted value of debt securities. Under one of the exchange agreements, Arch issued 285,715 shares of Arch common stock in exchange for $3.5 million principal amount of Arch convertible debentures. Under the other exchange agreements, Arch issued 11,640,321 shares of Arch common stock in exchange for $157.4 million accreted value ($176.0 million maturity value) of its senior discount notes.

   Maturities of Debt--Scheduled long-term debt maturities at December 31, 1999 are as follows (in thousands):


     Year Ending December 31,
   --------------------------
   2000 .............................................   $    8,060
   2001 .............................................       15,560
   2002 .............................................       20,560
   2003 .............................................       30,019
   2004 .............................................      274,060
   Thereafter .......................................      982,309
                                                        ----------
                                                        $1,330,568
                                                        ==========

4. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

   Redeemable Preferred Stock--In connection with the its merger with USA Mobile Communications Holdings, Inc., Arch assumed the obligations associated with 22,530 outstanding shares of Series A Redeemable Preferred Stock issued by USA Mobile. The preferred stock was recorded at its accreted redemption value, based on 10% annual accretion through the redemption date. On January 30, 1997, all outstanding preferred stock was redeemed for $3.7 million in cash.

   Redeemable Series C Cumulative Convertible Preferred Stock--On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm, together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of Series C Convertible Preferred Stock of Arch. The Series C Preferred Stock: (i) is convertible into Arch common stock at a conversion price of $16.38 per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 8.0%,
(A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch common stock valued at 95% of the then prevailing market price or
(B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch common stock valued at 95% of the then prevailing market price of Arch common stock; (iv) is subject to redemption for cash or conversion into Arch common stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the indenture governing the senior discount notes, requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch common stock valued at 95% of the then prevailing market price of Arch common stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the senior discount notes indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch currently intends to convert such Series C Preferred Stock into shares of Arch common stock.

   Class B Common Stock--Shares of Arch Class B common stock are identical in all respects to shares of Arch common stock, except that a holder of Class B common stock is not entitled to vote in the election of directors and is entitled to 1/100th vote per share on all other matters voted on by Arch stockholders. Shares of class B common stock will automatically convert into an identical number of shares of common stock upon transfer of Class B common shares to any person or entity, other than any person or entity that received shares of Class B common stock in the initial distribution of those shares or any affiliate of such person or entity.

   Warrants--In connection with the acquisition of MobileMedia, Arch issued approximately 48.3 million warrants to purchase Arch common stock. Each warrant represents the right to purchase one-third of one share of Arch common stock at an exercise price of $3.01 ($9.03 per share). The warrants expire on September 1, 2001.

   Stock Options--Arch has stock option plans which provide for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase Arch common stock. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Options generally vest over a five-year period from the date of grant. However, in certain circumstances, options may be immediately exercisable in full. Options generally have a duration of 10 years. The plans provide for the granting of options to purchase a total of 2,304,135 shares of common stock.

   On December 16, 1997, the Compensation Committee of the board of directors of Arch authorized the Company to offer an election to its employees who had outstanding options at a price greater than $15.19 to cancel such options and accept new options at a lower price. In January 1998, as a result of this election by certain of its employees, the Company canceled 361,072 options with exercise prices ranging from $17.82 to $61.88 and granted the same number of new options with an exercise price of $15.19 per share, the fair market value of the stock on December 16, 1997.

   The following table summarizes the activity under Arch's stock option plans for the periods presented:

                                                           Weighted
                                                 Number    Average
                                                   of      Exercise
                                                Options     Price
                                              ----------    ------
   Options Outstanding at December 31, 1996      349,065    $34.11
     Granted ..............................      166,785     20.03
     Exercised ............................         --        --
     Terminated ...........................      (62,207)    31.97
                                              ----------    ------
   Options Outstanding at December 31, 1997      453,643     29.22
     Granted ..............................      656,096     14.27
     Exercised ............................      (31,344)     9.38
     Terminated ...........................     (429,627)    28.54
                                              ----------    ------
   Options Outstanding at December 31, 1998      648,768     15.51
     Granted ..............................    1,295,666      7.80
     Exercised ............................         --        --
     Terminated ...........................     (109,672)    13.89
                                              ----------    ------
   Options Outstanding at December 31, 1999    1,834,762     10.16
                                              ==========    ======
   Options Exercisable at December 31, 1999      255,264    $17.00
                                              ==========    ======

   The  following   table   summarizes  the  options   outstanding  and  options
exercisable by price range at December 31, 1999:

                                              Weighted
                                               Average    Weighted    Weighted
                                              Remaining    Average    Average
      Range of        Options    Contractual  Exercise     Options    Exercise
   Exercise Prices  Outstanding     Life        Price    Exercisable   Price
   ---------------  -----------     ----        -----    -----------   -----
   $ 4.31 - $ 6.31      26,400      9.58       $ 5.70        7,900     $ 5.46
     7.83 -   7.83   1,263,266      9.42         7.83        2,000       7.83
    10.69 -  15.19     500,954      8.09        14.33      210,996      14.49
    18.75 -  23.63      32,974      5.99        20.76       23,516      21.03
    37.50 -  82.68      11,168      5.52        66.56       10,852      66.99
   ------   ------   ---------      ----       ------    ---------     ------
   $ 4.31 - $82.68   1,834,762      8.98       $10.16      255,264     $17.00
   ======   ======   =========      ====       ======    =========     ======

   Employee Stock Purchase Plans--The Company's employee stock purchase plans allow eligible employees the right to purchase common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 1997, 1998 and 1999, 50,447, 85,996 and 34,217 shares were issued at an average price per share of $15.87, $6.39 and $5.60, respectively. At December 31, 1999, 465,783 shares are available for future issuance.

   Accounting for Stock-Based Compensation--Arch accounts for its stock option and stock purchase plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Since all options have been issued at a grant price equal to fair market value, no compensation cost has been recognized in the statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", Arch's net income
(loss) and income (loss) per share would have been increased to the following pro forma amounts:

                                                    Years Ended December 31,
                                                    ------------------------
                                                1997         1998         1999
                                                ----         ----         ----
                                                  (in thousands, except per
                                                        share amounts)
   Net income (loss):         As reported..  $(181,874)   $(206,051)  $(285,586)
                              Pro forma....   (183,470)    (208,065)   (288,070)
   Basic net income (loss)
      per common share:       As reported..     (26.31)      (29.59)      (9.10)
                              Pro forma....     (26.55)      (29.88)      (9.18)

   Because the SFAS No. 123 method of accounting has not been applied to the options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts, Arch has assumed risk-free interest rates of 4.5%--6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 50%--87%.

   The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 1997, 1998 and 1999 were $10.11, $8.34 and $5.56, respectively. The weighted average fair value of shares sold under the employee stock purchase plans in 1997, 1998 and 1999 was $8.49, $5.64 and $3.13, respectively.

   Deferred Compensation Plan for Nonemployee Directors--Under the deferred compensation plan for nonemployee directors, outside directors may elect to defer, for a specified period of time, receipt of some or all of the annual and meeting fees which would otherwise be payable for service as a director. A portion of the deferred compensation may be converted into phantom stock units, at the election of the director. The number of phantom stock units granted equals the amount of compensation to be deferred as phantom stock divided by the fair value of Arch common stock on the date the compensation would have otherwise been paid. At the end of the deferral period, the phantom stock units will be converted to cash based on the fair market value of Arch common stock on the date of distribution. Deferred compensation is expensed when earned. Changes in the value of the phantom stock units are recorded as income/expense based on the fair market value of Arch common stock.

   Stockholders Rights Plan--In October 1995, Arch's board of directors adopted a stockholders rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock to stockholders of record at the close of business on October 25, 1995. Each Right entitles the registered holder to purchase from Arch one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a cash purchase price of $150, subject to adjustment. Pursuant to the Plan, the Rights automatically attach to and trade together with each share of common stock. The Rights will not be exercisable or transferable separately from the shares of common stock to which they are attached until the occurrence of certain events. The Rights will expire on October 25, 2005, unless earlier redeemed or exchanged by Arch in accordance with the Plan.

5.   INCOME TAXES

   Arch  accounts  for  income  taxes  under  the  provisions  of SFAS  No.  109
"Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws

   The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1998 and 1999 are as follows (in thousands):

                                                   1998        1999
                                                   ----        ----
   Deferred tax assets.....................   $ 179,484   $ 312,527
   Deferred tax liabilities................     (67,652)    (41,617)
                                              ---------   ---------
                                                111,832     270,910
   Valuation allowance.....................    (111,832)   (270,910)
                                              ---------   ---------
                                              $      --   $      --
                                              =========   =========

   The approximate effect of each type of temporary difference and carryforward at December 31, 1998 and 1999 is summarized as follows (in thousands):

                                                 1998        1999
                                                 ----        ----
   Net operating losses....................   $ 128,213   $ 174,588
   Intangibles and other assets............     (62,084)     36,029
   Depreciation of property and equipment..      39,941      42,703
   Accruals and reserves...................       5,762      17,590
                                              ---------   ---------
                                                111,832     270,910
   Valuation allowance.....................    (111,832)   (270,910)
                                              ---------   ---------
                                              $      --   $      --
                                              =========   =========

   The effective income tax rate differs from the statutory federal tax rate primarily due to the nondeductibility of goodwill amortization and the inability to recognize the benefit of current net operating loss (NOL) carryforwards. The NOL carryforwards expire at various dates through 2014. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined.

   The Company has established a valuation reserve against its net deferred tax asset until it becomes more likely than not that this asset will be realized in the foreseeable future. Of the valuation allowance at December 31, 1999, approximately $60.3 million will be recorded to goodwill when realized.

6.   COMMITMENTS AND CONTINGENCIES

   In the ordinary course of business, the Company and its subsidiaries are defendants in a variety of judicial proceedings. In the opinion of management, there is no proceeding pending, or to the knowledge of management threatened, which, in the event of an adverse decision, would result in a material adverse change in the financial condition or results of operations of the Company.

   Arch has operating leases for office and transmitting sites with lease terms ranging from one month to approximately fifty years. In most cases, Arch expects that, in the normal course of business, leases will be renewed or replaced by other leases.

   Future minimum lease payments under noncancellable operating leases at December 31, 1999 are as follows (in thousands):

   Year Ending December 31,
   ------------------------
   2000......................................................    $   51,091
   2001......................................................        42,611
   2002......................................................        35,957
   2003......................................................        29,457
   2004......................................................        22,969
   Thereafter................................................       143,426
                                                                 ----------
       Total.................................................    $  325,511
                                                                 ==========

   Total rent expense under operating leases for the years ended December 31, 1997, 1998 and 1999 approximated $19.8 million, $19.6 million and $48.3 million, respectively.

7.   EMPLOYEE BENEFIT PLANS

   Retirement Savings Plans--Arch has retirement savings plans, qualifying under
Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plans, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plans provide for employer matching contributions. Matching contributions for the years ended December 31, 1997, 1998 and 1999 approximated $302,000, $278,000 and $960,000, respectively.

8.   LONG-TERM LIABILITIES

   During 1998 and 1999, Arch sold communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and leased space on the towers on which it currently operates communications equipment to service its own messaging network. Net proceeds from the sales were approximately $33.4 million, Arch used the net proceeds to repay indebtedness under its credit facility.

   Arch entered into options to repurchase each site and until this continuing involvement ends the gain on the sale of the tower sites is deferred and included in other long-term liabilities. At December 31, 1999, approximately $24.9 million of the gain is deferred and approximately $1.9 million of this gain has been recognized in the statement of operations and is included in operating income for each of the years ended December 31, 1998 and 1999, respectively.

   Also included in other long-term liabilities is an unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates (see Note 2). At December 31, 1999, the remaining balance of this accrual was approximately $51.5 million. This accrual is being amortized over the term of the leases with approximately 13 3/4 years remaining at December 31, 1999.

9.   RESTRUCTURING RESERVES

   Divisional reorganization -- In June 1998, Arch's board of directors approved a reorganization of Arch's operations. As part of the divisional reorganization, Arch is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies. In connection with the divisional reorganization, Arch:

   o  anticipates a net reduction of approximately 10% of its workforce;

   o  is closing certain office  locations and redeploying  other assets;  and

   o  recorded a restructuring charge of $14.7 million in 1998.

   In conjunction with the completion of the MobileMedia merger in June 1999, the timing and implementation of the divisional reorganization announced in June 1998 was reviewed by Arch management. The plan was reviewed within the context of the combined company integration plan which was approved by the Company in the third quarter of 1999. After this review it was determined that significant changes needed to be made to the divisional reorganization plan. In the quarter ended September 30, 1999, the Company identified certain of its facilities and network leases that will not be utilized following the integration of the Company and MobileMedia, resulting in an additional charge of $2.6 million. This charge was offset by reductions to previously provided severance and other costs of $4.8 million.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations, on such leases past the dates the offices will be closed by the Company, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2001.

   Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 280 net positions. As a result of eliminating these positions approximately 900 employees will be effected. The majority of the positions which have been or will be eliminated are related to customer service, collections, inventory and billing functions in local and regional offices which will be closed. As of December 31, 1998 and 1999, 217 employees and 414 employees, respectively, had been terminated due to the divisional reorganization. The remaining severance and benefits costs will be paid during 2000.

   The Company's restructuring activity as of December 31, 1999 is as follows (in thousands):

                                Reserve
                               Initially    Reserve                   Remaining
                              Established  Adjustment  Amounts Paid    Reserve
                              -----------  ----------  ------------    -------
   Severance costs.........    $  9,700     $ (3,547)    $  5,123     $  1,030
   Lease obligation costs..       3,500        2,570          872        5,198
   Other costs.............       1,500       (1,223)         277           --
                               --------     --------     --------     --------
   Total...................    $ 14,700     $ (2,200)    $  6,272     $  6,228
                               ========     =========    ========     ========

   MobileMedia Acquisition Reserve -- On June 3,1999, Arch completed its acquisition of MobileMedia and commenced the development of plans to integrate the operations of MobileMedia. During the third quarter of 1999, Arch's board of directors approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of operations. It is expected that the integration activity relating to the MobileMedia merger, will be completed by December 31, 2000.

   In connection with the MobileMedia acquisition, Arch anticipates a net reduction of approximately 10% of MobileMedia's workforce and the closing of certain facilities and tower sites. This resulted in the establishment a $14.5 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately (i) $6.1 million for employee severance, (ii) $7.9 million for lease obligations and terminations and (iii) $0.5 million of other costs.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations, on such leases past the dates the offices will be closed by the Company, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003.

   Through the elimination of redundant management, administrative, customer service, collections and inventory functions, the Company will eliminate approximately 500 positions. As of December 31, 1999, 174 former MobileMedia employees had been terminated.

   The MobileMedia acquisition reserve activity as of December 31, 1999 was as follows (in thousands):

                                        Reserve
                                       Initially                   Remaining
                                       Established  Amounts Paid    Reserve
                                       -----------  ------------    -------
   Severance costs...................    $  6,058     $  3,380     $  2,678
   Lease obligation costs............       7,950          122        7,828
   Other costs.......................         500          123          377
                                         --------     --------     --------
   Total.............................    $ 14,508     $  3,625     $ 10,883
                                         ========     ========     ========

10.  SEGMENT REPORTING


   The Company operates in one industry: providing wireless messaging services. On December 31, 1999, the Company operated approximately 375 retail stores in the United States.

11.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

   Quarterly financial information for the years ended December 31, 1998 and 1999 is summarized below (in thousands, except per share amounts):

                                                              First       Second      Third       Fourth
                                                             Quarter     Quarter     Quarter     Quarter
                                                             -------     -------     -------     -------
   YEAR ENDED DECEMBER 31, 1998:
   Revenues...........................................     $ 102,039   $ 103,546   $ 104,052   $ 103,998
   Operating income (loss)............................       (19,418)    (33,956)    (20,783)    (20,272)
   Income (loss) before extraordinary item............       (45,839)    (60,877)    (47,994)    (49,621)
   Extraordinary charge...............................            --      (1,720)         --          --
   Net income (loss)..................................       (45,839)    (62,597)    (47,994)    (49,621)
   Basic/diluted net income (loss) per common share:
      Income (loss) before extraordinary item.........         (6.59)      (8.71)      (6.91)      (7.14)
      Extraordinary charge............................            --       (0.25)         --          --
      Net income (loss)...............................         (6.59)      (8.96)      (6.91)      (7.14)
   YEAR ENDED DECEMBER 31, 1999:
   Revenues...........................................       100,888     133,493     206,189     201,254
   Operating income (loss)............................       (16,086)    (34,546)    (27,075)    (20,032)
   Income (loss) before extraordinary item and
      accounting change...............................       (45,763)   (110,728)    (67,739)    (64,958)
   Extraordinary gain.................................            --          --          --       6,963
   Cumulative effect of accounting change.............        (3,361)         --          --          --
   Net income (loss)..................................       (49,124)   (110,728)    (67,739)    (57,995)
   Basic/diluted net income (loss) per common share:
      Income (loss) before extraordinary item and
        accounting change.............................         (6.54)      (5.65)      (1.42)      (1.29)
      Extraordinary gain..............................            --          --          --        0.14
      Cumulative effect of accounting change..........         (0.48)         --          --          --
      Net income (loss)...............................         (7.02)      (5.65)      (1.42)      (1.15)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Arch Communications Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Arch Communications Group, Inc. included in this Form 10-K and have issued our report thereon dated February 16, 2000 (except with respect to the matters discussed in Note 3, for which the date is March 16, 2000).

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 16, 2000

                                                                     SCHEDULE II
                         ARCH COMMUNICATIONS GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                                    Balance at                  Other                     Balance
                                    Beginning    Charged to  Additions to                at End of
Allowance for Doubtful Accounts     of Period     Expense    Allowance(1)   Write-Offs    Period
-------------------------------     ---------     -------    ------------   ----------    ------
Year ended December 31, 1997....    $   4,111    $   7,181    $       --    $  (5,548)   $  5,744
                                    =========    =========    ==========    =========    ========
Year ended December 31, 1998....    $   5,744    $   8,545    $       --    $  (7,706)   $  6,583
                                    =========    =========    ==========    =========    ========
Year ended December 31, 1999....    $   6,583    $  15,265    $   13,243    $ (18,618)   $ 16,473
                                    =========    =========    ==========    =========    ========

(1)      Additions arising through acquisitions of messaging companies



                                    Balance at                                            Balance
                                    Beginning    Charged to     Other                    at End of
Accrued Restructuring Charge        of Period     Expense     Additions     Deductions    Period
----------------------------        ---------     -------     ---------     ----------    ------
Year ended December 31, 1998....    $      --    $   14,700   $       --    $  (2,791)   $ 11,909
                                    =========    ==========   ==========    =========    ========
Year ended December 31, 1999....    $  11,909    $   (2,200)  $   14,508    $  (7,106)   $ 17,111
                                    =========    ==========   ==========    =========    ========

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated as of November 7, 1999, among Paging Network, Inc., Arch Communications Group, Inc. and St. Louis Acquisition Corp. (1)
2.2 Amendment to Agreement and Plan of Merger, dated as of January 7, 2000, between Paging Network, Inc., Arch Communications Group, Inc. and St. Louis Acquisition Corp. (2)
3.1   Restated Certificate of Incorporation. (3)
3.2   Certificate   of   Designations   establishing   the   Series   B   Junior
      Participating Preferred Stock, filed with the Secretary of the State of Delaware on October 19, 1995. (4)
3.3 Certificate of Correction, filed with the Secretary of State of Delaware on February 15, 1996. (3)
3.4   Certificate  of  Designations   establishing   the  Series  C  Convertible
      Preferred Stock, filed with the Secretary of State of Delaware on June 29, 1998. (5)
3.5 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 4, 1996.
3.6 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 27, 1999.
3.7 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 16, 1999.
3.8   By-laws, as amended. (3)
4.1 Indenture, dated February 1, 1994, between Arch Communications, Inc. (formerly known as USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes due 2004 of Arch Communications, Inc. (6)
4.2 Indenture, dated December 15, 1994, between Arch Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of Arch Communications, Inc. (7)
4.3 Indenture, dated June 29, 1998, between Arch Communications, Inc. and U.S. Bank Trust National Association, as Trustee, relating to the 12 3/4% Senior Notes due 2007 of Arch Communications, Inc. (5)
4.4 Indenture, dated April 9, 1999, between Arch Communications, Inc. and IBJ Whitehall Bank & Trust Company, as Trustee, relating to the 13 3/4% Senior Notes due 2008. (8)
10.1 Second Amended and Restated Credit Agreement (Tranche A and Tranche C Facilities), dated June 29, 1998, among Arch Paging, Inc., the Lenders party thereto, The Bank of New York, Royal Bank of Canada and Toronto Dominion (Texas), Inc. (5)
10.2 Second Amended and Restated Credit Agreement (Tranche B Facility), dated June 29, 1998, among Arch Paging, Inc., the Lenders party thereto. The Bank of New York, Royal Bank of Canada and Toronto Dominion (Texas), Inc.
      (5)
10.3 Amendment No. 1 and Amendment No. 2 to the Second Amended and Restated Credit Agreement (Tranche A and Tranche C Facilities). (9)
10.4 Amendment No. 1 and Amendment No. 2 to the Second Amended and Restated Credit Agreement (Tranche B Facility). (9)
10.5 Amendment No. 4 to the Second Amended and Restated Credit Agreement (Tranche A and Tranche C Facilities). (10)
10.6 Amendment No. 4 to the Second Amended and Restated Credit Agreement (Tranche B Facility). (10)
+10.7   Amended and Restated Stock Option Plan (12)
+10.8   Non-Employee Directors' Stock Option Plan (13)
+10.9   1989 Stock Option Plan, as amended (3)
+10.10  1995 Outside Directors' Stock Option Plan (14)
+10.11  1997 Stock Option Plan (15)
+10.12* 1999 Employee Stock Purchase Plan
+10.13  Deferred Compensation Plan for Nonemployee Directors (16)
+10.14 Form of Executive Retention Agreement by and between Messrs. Baker, Daniels, Kuzia, Pottle and Saynor (16)
10.15 Stock   Purchase   Agreement,   dated  June  29,   1998,   among  Arch
      Communications Group, Inc., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich, Michael J. Marocco, Andrew Sandler, South Fork Partners, the Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited.
      (4)
10.16 Registration Rights Agreement, dated June 29, 1998, among Arch Communications Group, Inc., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich, Michael J. Marocco, Andrew Sandler, South Fork Partners, The Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited.
      (4)
10.17 Amendment No. 1 to Registration Rights Agreement, dated August 19, 1998, amending the Registration Rights Agreement dated as of June 29, 1998 by and among Arch Communications Group, Inc. and the Sandler Capital Partners IV, LP, Sandler Capital Partners IV, FTE LP, South Fork Partners, The Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited. (11)
10.18 Exchange   Agreement,   dated  June  29,   1998,   between   Adelphia
      Communications Corporation and Benbow PCS Ventures, Inc. (4)
10.19 Promissory Note, dated June 29, 1998, in the principal amount of $285,015, issued by Benbow PCS Ventures, Inc. to Lisa-Gaye Shearing. (4)
10.20 Guaranty, dated June 29, 1998, given by Arch Communications Group, Inc.
      to Adelphia Communications Corporation. (4)
10.21 Guaranty, dated June 29, 1998, given by Arch Communications Group, Inc.
      to Lisa-Gaye Shearing. (4)
10.22 Registration  Rights  Agreement,  dated  June  29,  1998,  among  Arch
      Communications  Group,  Inc.,  Adelphia  Communications   Corporation  and
      Lisa-Gaye Shearing. (4)
10.23 Preferred Distributor Agreement dated June 1, 1998 by and between Arch Communications Group, Inc. and NEC America, Inc. (9)(17)
10.24 Paging Products Sales Agreement, dated March 17, 1999, by and between Motorola, Inc. and the Company. (10) (17)
10.25 Satellite Services Agreement, dated September 1, 1998, between AvData Systems, Inc. and MobileMedia Communications, Inc. (10) (17)
10.26 Master Lease For Transmitter Systems Space by and between Pinnacle Towers, Inc. and MobileMedia Communications, Inc. (10)
10.27* Letter agreement,  dated March 23, 2000,  between Arch  Communications
       Group, Inc. and Resurgence Asset Management L.L.C.
21.1* Subsidiaries of the Registrant.
23.1* Consent of Arthur Andersen LLP.
27.1* Financial Data Schedule.

----------------
 *    Filed herewith.
 + Identifies exhibits constituting a management contract or compensation plan.
(1) Incorporated by reference from the Current Report on Form 8-K of Arch Communications Group, Inc. dated November 7, 1999 and filed November 19, 1999.
(2) Incorporated by reference from the Current Report on Form 8-K of Arch Communications Group, Inc. dated January 7, 2000 and filed January 21, 2000.
(3) Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-542) of Arch Communications Group, Inc.
(4) Incorporated by reference from the Current Report on Form 8-K of Arch Communications Group, Inc. dated October 13, 1995 and filed on October 24, 1995.
(5) Incorporated by referenced from the Current Report on Form 8-K of Arch Communications Group, Inc. dated June 26, 1998.
(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-72646) of Arch Communications, Inc.
(7) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-85580) of Arch Communications, Inc.
(8) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-83027) of Arch Communications, Inc.
(9) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1998.
(10) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Communications Group, Inc. for the quarter ended June 30, 1999.
(11) Incorporated by reference from the Registration Statement on Form S-4 (file No. 333-63519) of Arch Communications Group, Inc.
(12) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. (then known as USA Mobile Communications Holdings, Inc.) for the fiscal year ended December 31, 1994.
(13) Incorporated by reference from the Registration Statement on Form S-4 ( File No. 33-83648) of Arch Communications Group, Inc. (then known as USA Mobile Communications Holdings, Inc.)
(14) Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-87474) of Arch Communications Group, Inc.
(15) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1996.
(16) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1997.
(17) A Confidential Treatment Request has been filed with respect to portions of this exhibit so incorporated by reference.