Form 10-Q
period 2000-09-30
ARCH WIRELESS INC
filed 2000-11-14
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


            (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



                     Commission File Numbers 0-23232/1-14248

                               Arch Wireless, Inc.
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 63,579,576 shares of the Company's Common Stock ($.01 par value) and 2,499,243 shares of the Company's Class B Common Stock ($.01 par value) were outstanding as of November 7, 2000.

                               ARCH WIRELESS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION                                         Page
        ---------------------                                         ----

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of
        September 30, 2000 and December 31, 1999                        3

        Consolidated Condensed Statements of Operations for the
        Three and Nine Months Ended September 30, 2000 and 1999         4

        Consolidated Condensed Statements of Cash Flows for the
        Nine Months Ended September 30, 2000 and 1999                   5

        Notes to Consolidated Condensed Financial Statements            6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk     15

PART II.OTHER INFORMATION
        -----------------
Item 1. Legal Proceedings                                              16
Item 2. Changes in Securities and Use of Proceeds                      16
Item 3. Defaults upon Senior Securities                                16
Item 4. Submission of Matters to a Vote of Security Holders            16
Item 5. Other Information                                              16
Item 6. Exhibits and Reports on Form 8-K                               17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ARCH WIRELESS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                   September 30,   December 31,
                                                                        2000          1999
                                                                        ----          ----
                                  ASSETS                            (unaudited)
     Current assets:
          Cash and cash equivalents                                 $     3,960    $     3,161
          Accounts receivable, net                                       67,443         61,167
          Inventories                                                     2,773          9,101
          Prepaid expenses and other                                     15,411         11,874
                                                                    -----------    -----------
              Total current assets                                       89,587         85,303
                                                                    -----------    -----------
     Property and equipment, at cost                                    810,960        714,644
     Less accumulated depreciation and amortization                    (441,215)      (314,445)
                                                                    -----------    -----------
     Property and equipment, net                                        369,745        400,199
                                                                    -----------    -----------
     Intangible and other assets, net                                   736,635        867,543
                                                                    -----------    -----------
                                                                    $ 1,195,967    $ 1,353,045
                                                                    ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Current liabilities:
          Current maturities of long-term debt                      $    14,935    $     8,060
          Accounts payable                                               39,743         30,016
          Accrued restructuring                                          11,121         17,111
          Accrued interest                                               33,003         30,294
          Accrued expenses and other liabilities                         67,736         79,330
                                                                    -----------    -----------
              Total current liabilities                                 166,538        164,811
                                                                    -----------    -----------
     Long-term debt                                                   1,117,911      1,322,508
                                                                    -----------    -----------
     Other long-term liabilities                                         76,585         83,285
                                                                    -----------    -----------
     Redeemable convertible preferred stock                              45,708           --
                                                                    -----------    -----------
     Stockholders' equity (deficit):
          Preferred stock-- $.01 par value                                    3              3
          Common stock-- $.01 par value                                     661            512
          Additional paid-in capital                                    815,965        661,413
          Accumulated deficit                                        (1,027,404)      (879,487)
                                                                    -----------    -----------
              Total stockholders' equity (deficit)                     (210,775)      (217,559)
                                                                    -----------    -----------
                                                                    $ 1,195,967    $ 1,353,045
                                                                    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 2000            1999            2000            1999
                                                                 ----            ----            ----            ----
     Service, rental, and maintenance revenues              $    172,332    $    190,798    $    525,623    $    403,607
     Product sales                                                11,860          15,391          36,416          36,963
                                                            ------------    ------------    ------------    ------------
          Total revenues                                         184,192         206,189         562,039         440,570
     Cost of products sold                                        (8,636)        (10,459)        (25,897)        (24,988)
                                                            ------------    ------------    ------------    ------------
                                                                 175,556         195,730         536,142         415,582
                                                            ------------    ------------    ------------    ------------
     Operating expenses:
        Service, rental, and maintenance                          38,750          43,035         115,704          91,421
        Selling                                                   24,388          26,545          73,766          57,589
        General and administrative                                53,644          60,622         162,940         123,643
        Depreciation and amortization                             85,772          94,803         266,361         222,836
        Restructuring charge                                        --            (2,200)           --            (2,200)
                                                            ------------    ------------    ------------    ------------
          Total operating expenses                               202,554         222,805         618,771         493,289
                                                            ------------    ------------    ------------    ------------
        Operating income (loss)                                  (26,998)        (27,075)        (82,629)        (77,707)
        Interest expense, net                                    (36,635)        (39,740)       (113,334)        (98,927)
        Other expense                                               (269)           (924)         (2,279)        (44,396)
        Equity in loss of affiliate                                 --              --              --            (3,200)
                                                            ------------    ------------    ------------    ------------
        Income (loss) before extraordinary item and
          accounting change                                      (63,902)        (67,739)       (198,242)       (224,230)
                                                            ------------    ------------    ------------    ------------
        Extraordinary gain from early extinguishment of
          debt                                                      --              --            52,051            --
        Cumulative effect of accounting change                      --              --              --            (3,361)
                                                            ------------    ------------    ------------    ------------
        Net income (loss)                                        (63,902)        (67,739)       (146,191)       (227,591)
        Accretion of redeemable preferred stock                   (1,755)           --            (3,016)           --
        Preferred stock dividend                                    (591)           (546)         (1,726)         (1,589)
                                                            ------------    ------------    ------------    ------------
        Net income (loss) to common stockholders            $    (66,248)   $    (68,285)   $   (150,933)   $   (229,180)
                                                            ============    ============    ============    ============

        Basic/diluted net income (loss) per common share
          before extraordinary charge and accounting
          change                                            $      (1.00)   $      (1.42)   $      (3.25)   $      (9.00)
        Extraordinary item per basic/diluted common share           --              --              0.83            --
        Cumulative effect of accounting change per
          basic/diluted common share                                --              --              --             (0.13)
                                                            ------------    ------------    ------------    ------------
        Basic/diluted net income (loss) per common share    $      (1.00)   $      (1.42)   $      (2.42)   $      (9.13)
                                                            ============    ============    ============    ============
        Basic/diluted weighted average number of  common
          shares outstanding                                  66,078,808      48,060,782      62,410,164      25,088,969
                                                            ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2000         1999
                                                                   ----         ----
      Net cash provided by operating activities                 $  75,034    $  76,422
                                                                ---------    ---------

      Cash flows from investing activities:
           Additions to property and equipment, net              (105,052)     (65,035)
           Additions to intangible and other assets                (4,537)     (18,151)
           Net proceeds from tower site sale                         --          3,046
           Acquisition of company, net of cash acquired              --       (518,729)
                                                                ---------    ---------
     Net cash used for investing activities                      (109,589)    (598,869)
                                                                ---------    ---------

     Cash flows from financing activities:
           Issuance of long-term debt                              93,000      466,058
           Repayment of long-term debt                            (58,000)    (140,999)
           Net proceeds from sale of common stock                     354      217,243
                                                                ---------    ---------
     Net cash provided by financing activities                     35,354      542,302
                                                                ---------    ---------

     Net increase in cash and cash equivalents                        799       19,855
     Cash and cash equivalents, beginning of period                 3,161        1,633
                                                                ---------    ---------
     Cash and cash equivalents, end of period                   $   3,960    $  21,488
                                                                =========    =========

     Supplemental disclosure:
           Interest paid                                        $  89,865    $  58,734
           Accretion of discount on senior notes                $  19,234    $  30,995
           Issuance of common stock in exchange for debt        $ 155,637    $    --
           Issuance of preferred stock in exchange for debt     $  42,692    $    --
           Accretion of redeemable preferred stock              $   3,016    $    --
           Issuance of common stock in acquisition of company   $    --      $  20,083
           Liabilities assumed in acquisition of company        $    --      $ 135,676


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     (a) Name Change - On September 25, 2000, Arch Communications Group, Inc. announced the following corporate name changes:

     o    Arch Communications Group, Inc. was renamed "Arch Wireless, Inc.";

     o Arch Communications, Inc., a wholly owned subsidiary of the Company, was renamed "Arch Wireless Communications, Inc."; and

     o Arch Paging, Inc., a wholly owned subsidiary of Arch Communications, Inc., was renamed "Arch Wireless Holdings, Inc."

     (b) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1999, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1999 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.


     (c) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                           September 30,          December 31,
                                               2000                  1999
                                           -------------          ------------
                                             (unaudited)
     Goodwill                                 $217,371               $249,010
     Purchased FCC licenses                    315,909                354,246
     Purchased subscriber lists                184,130                239,114
     Deferred financing costs                   14,480                 19,915
     Other                                       4,745                  5,258
                                              --------               --------
                                              $736,635               $867,543
                                              ========               ========

     (d) Acquisition of PageNet - On November 10, 2000, Arch completed its acquisition of Paging Network, Inc., a Delaware corporation ("PageNet"), pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 7, 1999, and amended as of January 7, 2000, May 10, 2000, July 23, 2000 and September 7, 2000.

     Pursuant to the Merger Agreement and the Plan, in connection with the merger, Arch issued approximately 84.9 million shares of Arch common stock to PageNet's noteholders and 5.0 million shares of Arch common stock to PageNet's stockholders. Additionally, upon consummation of the merger, each outstanding option to purchase PageNet common stock was converted into an option to purchase the same number of shares of Arch common stock that the holder of the option would have received in the merger if the holder had exercised the option immediately prior to the merger.

     The acquisition of PageNet by Arch was originally announced on November 7, 1999. In July 2000, PageNet and all of its wholly owned domestic subsidiaries, except for Vast Solutions, Inc. ("Vast"), became parties to a proceeding under Chapter 11 of the U.S. Bankruptcy Code filed with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On July 25, 2000, PageNet filed a Plan of Reorganization (the "Plan") with the Bankruptcy Court that provided for the merger of PageNet into Arch and the related transactions on the same terms as are provided in the Merger Agreement. Accordingly, PageNet's ability to consummate the merger was subject to the approval of the Plan by the Bankruptcy Court, which was obtained on October 26, 2000. The shareholders of Arch approved the issuance of shares of Arch common stock in the merger at a meeting held on October 5, 2000.

     As provided in the Merger Agreement and the Plan, immediately prior to the consummation of the merger, 80.5% of the total equity of Vast was distributed to PageNet's existing stockholders and noteholders (the "Vast Distribution"), while PageNet retained ownership of the remaining 19.5% of Vast's equity. Immediately following the Vast Distribution, PageNet became a wholly owned subsidiary of Arch.

     Also pursuant to the Merger Agreement, Arch increased the size of its board of directors to 12 members, and the board of directors elected Joseph A. Bondi, Gregg R. Daugherty, John P. Frazee, Jr. and John H. Gutfreund and to serve on the board. Mr. Frazee was also elected as Chairman of the board of directors.


     (e) Divisional Reorganization - As of September 30, 2000, 489 employees had been terminated due to the divisional reorganization and restructuring. The Company's restructuring activity as of September 30, 2000 is as follows (in thousands):

                                  Reserve Balance   Utilization of
                                  at December 31,     Reserve in      Remaining
                                       1999              2000          Reserve
                                       ----              ----          -------
     Severance costs                 $ 1,030           $   525         $   505
     Lease obligation costs            5,198             1,518           3,680
                                     -------           -------         -------
              Total                  $ 6,228           $ 2,043         $ 4,185
                                     =======           =======         =======


     (f) MobileMedia Acquisition Reserve - As of September 30, 2000, 293 former MobileMedia employees had been terminated. The Company's restructuring activity as of September 30, 2000 is as follows (in thousands):

                                  Reserve Balance   Utilization of
                                  at December 31,     Reserve in      Remaining
                                       1999              2000          Reserve
                                       ----              ----          -------
     Severance costs                 $ 2,678           $ 2,146         $   532
     Lease obligation costs            7,828             1,611           6,217
     Other costs                         377               190             187
                                     -------           -------         -------
              Total                  $10,883           $ 3,947         $ 6,936
                                     =======           =======         =======


     (g) Debt Exchanged for Equity - In February and March 2000, Arch completed transactions in which Arch issued an aggregate of 11,926,036 shares of Arch common stock in exchange for approximately $160.9 million accreted value of debt securities. Under one of the exchange agreements, Arch issued 285,715 shares of common stock in exchange for $3.5 million principal amount of Arch convertible debentures. Arch recorded $2.4 million of non-cash interest expense in conjunction with this transaction. Under the other exchange agreements, Arch issued 11,640,321 shares of common stock in exchange for $157.4 million accreted value ($176.0 million maturity value) of its senior discount notes. Arch recorded an extraordinary gain of $7.6 million on the early extinguishment of debt as a result of these transactions.

     On May 10, 2000, Arch announced it had completed its agreement with Resurgence Asset Management L.L.C. for the exchange of $91.1 million accreted value ($100.0 million maturity value) of senior discount notes held by various Resurgence entities for 1,000,000 shares of a new class of Arch's preferred stock called Series D preferred stock. The Series D preferred stock was converted into an aggregate of 6,613,180 shares of common stock upon completion of Arch's merger with PageNet.

     Arch recorded an extraordinary gain of $44.4 million on the early extinguishment of debt as a result of this transaction based on the difference between the carrying value of the exchanged debt and the fair value of the preferred stock issued. As of September 30, 2000, the Series D preferred stock was stated at its accreted redemption value after recording $3.0 million of accretion in the nine months ended September 30, 2000.

     In November 2000, Arch issued 542,347 shares of common stock in exchange for $7.9 million accreted value ($8.2 million maturity value) of its senior discount notes. Arch will record an extraordinary gain of $6.6 million on the early extinguishment of debt as a result of these transactions. Following this exchange, an aggregate of $158.0 million accreted value ($164.2 million maturity value) of the senior discount notes remained outstanding.

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

PAGENET MERGER

   On November 1999, Arch signed a definitive agreement with Paging Network, Inc. (PageNet) providing for the merger of PageNet with a wholly-owned subsidiary of Arch. On July 14, 2000, before the merger could take place, creditors of PageNet commenced a proceeding against PageNet under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. PageNet filed a bankruptcy plan in order to implement the merger on modified terms agreed to by Arch and PageNet. The Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on October 26, 2000. The PageNet merger was consummated on November 10, 2000.

   In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Arch's common stock. The merger was accompanied by a recapitalization of Arch and PageNet involving the exchange of common stock for outstanding debt. PageNet's bankruptcy plan provided for the exchange of a total of approximately 89.9 million shares of Arch's common stock for all of PageNet's outstanding senior subordinated notes as well as all of PageNet's outstanding common stock. Arch offered to exchange a total of 29,651,984 shares of its common stock for all of its outstanding 107/8% senior discount notes that were outstanding on November 7, 1999. Arch exchanged shares of its common stock for a significant portion of these discount notes so that approximately $158.0 million in accreted value of discount notes remained outstanding at November 10, 2000.

   In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   Pursuant to the terms of the merger, Joseph A. Bondi, Gregg R. Daugherty, John P. Frazee, Jr. and John H. Gutfreund joined the Arch board of directors.

RESULTS OF OPERATIONS

   Total revenues were $184.2 million (a 10.7% decrease) and $562.0 million (a 27.6% increase) in the three and nine months ended September 30, 2000, respectively, compared to $206.2 million and $440.6 million in the three and nine months ended September 30, 1999, respectively, The number of units in service increased from 4.3 million at March 31, 1999 to 7.1 million at June 30, 1999, entirely due to the MobileMedia acquisition in June 1999 and decreased to
6.4 million at September 30, 2000. Net revenue (total revenues less cost of products sold) was $175.6 million (a 10.3% decrease) and $536.1 million (a 29.0% increase) in the three and nine months ended September 30, 2000, respectively, compared to $195.7 million and $415.6 million in the three and nine months ended September 30, 1999, respectively. Total revenue and net revenue in 1999 and 2000 were adversely affected by (1) the declining demand for basic paging services and (2) subscriber cancellations and unit in service definition changes which led to a decrease of 571,000 units in service during the nine months ended September 30, 2000.

   Arch expects revenue to continue to be adversely affected in 2000 and 2001 by declining demand for basic numeric and alphanumeric paging services. Arch believes that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of its units in service for the remainder of 2000 and 2001, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of two-way messaging subscribers is likely to be exceeded by its loss of basic paging subscribers.

   Total revenues from advanced messaging services were $2.0 million and $2.2 million in the three and nine months ended September 30, 2000, respectively. The number of advanced messaging units in service at September 30, 2000 was 25,000.

   Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, were $172.3 million (a 9.7% decrease) and $525.6 million (a 30.2% increase) in the three and nine months ended September 30, 2000, respectively, compared to $190.8 million and $403.6 million in the three and nine months ended September 30, 1999, respectively. The increase in revenues during the nine month period was due entirely to the acquisition of MobileMedia on June 3, 1999. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 2000 and 1999. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, decreased to $3.2 million (a 34.6% decrease) and $10.5 million (a 12.2% decrease) in the three and nine months ended September 30, 2000, respectively, from $4.9 million and $12.0 million in the three and nine months ended September 30, 1999, respectively. These decreases were primarily the result of lower sales due to slowing demand for traditional paging services.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees and site rental expenses, were $38.8 million (22.1% of net revenues) and $115.7 million (21.6% of net revenues) in the three and nine months ended September 30, 2000, respectively, compared to $43.0 million (22.0% of net revenues) and $91.4 million (22.0% of net revenues) in the three and nine months ended September 30, 1999, respectively. The increase in the nine month period was due primarily to increased expenses associated with providing wireless messaging services to a greater number of units due to the MobileMedia acquisition. Annualized service, rental and maintenance expenses per unit were $24 and $23 in the three and nine months ended September 30, 2000, respectively, compared to $24 and $22 in the corresponding 1999 periods. This increase in the nine month period was due primarily to the provision of alphanumeric and nationwide messaging services to a higher percentage of customers due to the MobileMedia acquisition. In the three and nine months ended September 30, 2000 there were $1.5 million and $3.7 million, respectively, of service, rental and maintenance expenses associated with the provision of advanced messaging services.

   Selling expenses were $24.4 million (13.9% of net revenues) and $73.8 million (13.8% of net revenues) in the three and nine months ended September 30, 2000, respectively, compared to $26.5 million (13.6% of net revenues) and $57.6 million (13.9% of net revenues) in the three and nine months ended September 30, 1999, respectively. The increase in the nine month period was due primarily to the MobileMedia acquisition. Advanced messaging selling expenses were $2.3 million in both the three and nine months ended September 30, 2000.

   General and administrative expenses were $53.6 million (30.5% of net revenues) and $162.9 million (30.4% of net revenues) in the three and nine months ended September 30, 2000, respectively, compared to $60.6 million (31.0% of net revenues) and $123.6 million (29.8% of net revenues) in the three and nine months ended September 30, 1999, respectively. The decrease in the three month period was the result of decreased headcount and facilities costs resulting from the integration of Arch and MobileMedia. The increase in the nine month period was due primarily to the MobileMedia acquisition on June 3, 1999. General and administrative expenses associated with the provision of advanced messaging services were $1.3 million and $3.7 million in the three and nine months ended September 30, 2000, respectively.

   Depreciation and amortization expenses were $85.8 million and $266.4 million in the three and nine months ended September 30, 2000, respectively, compared to $94.8 million and $222.8 million in the three and nine months ended September 30, 1999, respectively. The increase in the nine month period in these expenses was principally attributable to additional depreciation associated with assets purchased in the MobileMedia acquisition and amortization expense associated with intangibles which resulted from the MobileMedia acquisition. Additionally, depreciation expense for the nine months ended September 30, 1999 includes the write-off of approximately $7.1 million of costs associated with the development of an integrated billing and management system. The Company decided to discontinue development efforts due to the capabilities of the system acquired in conjunction with the MobileMedia acquisition. Depreciation and amortization of advanced messaging assets was $0.8 million and $1.0 million in the three and nine months ended September 30, 2000, respectively.

   Operating losses were $27.0 million and $82.6 million in the three and nine months ended September 30, 2000, respectively, compared to $27.1 million and $77.7 million in the three and nine months ended September 30, 1999, respectively, as a result of the factors outlined above.

   Net interest expense was $36.6 million and $113.3 million in the three and nine months ended September 30, 2000, respectively, compared to $39.7 million and $98.9 million in the three and nine months ended September 30, 1999, respectively. The increase in the nine month period was principally attributable to an increase in Arch's outstanding debt in connection with the MobileMedia acquisition. Interest expense for the nine months ended September 30, 2000 and 1999 include approximately $19.2 million and $31.0 million, respectively, of non-cash interest accretion on Arch's discount notes. The reduced amount of non-cash accretion reflects Arch's exchanges to equity securities for a portion of the discount notes.

   Other expense decreased to $0.3 million and $2.3 million in the three and nine months ended September 30, 2000, respectively, from $0.9 million and $44.4 million in the three and nine months ended September 30, 1999, respectively. In the 1999 periods, other expense includes $42.3 million representing the write-off of Arch's investments in a narrowband PCS joint venture.

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

   Net loss decreased to $63.9 million and $146.2 million in the three and nine months ended September 30, 2000, respectively, from $67.7 million and $227.6 million in the three and nine months ended September 30, 1999, respectively, as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for messaging devices and system equipment and to service debt.

Capital Expenditures and Commitments

   Arch's capital expenditures increased from $83.2 million in the nine months ended September 30, 1999 to $109.6 million in the nine months ended September 30, 2000, including $18.1 million for advanced messaging devices and equipment. These capital expenditures primarily include the purchase of wireless messaging devices, system and transmission equipment, information systems and capitalized financing costs. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch believes that it will have sufficient cash available from operations and credit facilities to fund its capital expenditures for the next twelve months.

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

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results

   In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. For the nine months ended September 30, 2000 Arch experienced a further decrease of 571,000 units in service due to subscriber cancellations and definitional changes. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and in the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of its units in service during the remainder of 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of two-way messaging subscribers is likely to be exceeded by its loss of traditional paging subscribers. However, the magnitude of the expected decline cannot be predicted.

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

   PageNet had approximately 7,858,000 units in service at June 30, 2000, down from its high of approximately 10,604,000 units in service at June 30, 1998. PageNet has had a net reduction in the number of units in service during each of the eight previous quarters ended June 30, 2000, and the amount of such net reduction has increased during each quarter. Units in service are expected to continue to decline in the second half of 2000. The net reduction of units in service with subscribers is due to a combination of factors, including customer service problems, the impact of various price increases by PageNet, increased sales activity by competitors since the merger announcement, and an increasing number of paging customers who are choosing cellular, PCS and other mobile phone services instead of paging services.

Competition from large telephone, cellular and PCS companies is intensifying and may reduce Arch's revenues and operating margins

   Traditional paging companies like Arch, whose units in service have been declining, increasingly compete for market share against large telephone, cellular and PCS providers like MCI WorldCom, AT&T, Nextel, BellSouth Wireless Data and Motient. Arch will also compete with other paging companies that continue to offer paging and two-way messaging services. Some competitors possess greater financial, technical and other resources than those available to Arch. If any of such competitors were to devote additional resources to their wireless communications business or focus on Arch's historical business segments, they could secure Arch's customers and reduce demand for its products. This could materially reduce Arch's revenues and operating margins and have a material adverse effect on earnings before interest, income taxes, depreciation and amortization.

Mobile, cellular and PCS telephone companies have introduced phones and phone services with substantially the same features and functions as the two-way messaging products and services provided by Arch, and have priced such devices and services competitively. The future growth and profitability of Arch depends on the success of its two-way messaging services.

   Arch's two-way messaging services will compete with other available mobile wireless services which have already demonstrated high levels of market acceptance, including cellular, PCS and other mobile phone services. Many of these other mobile wireless phone services now include wireless messaging as an adjunct service or may replace send-and-receive messaging services entirely. It is less expensive for an end user to enhance a cellular, PCS or other mobile phone with modest data capability than to use both a mobile phone and a pager. This is because the nationwide cellular, PCS and other mobile phone carriers have subsidized the purchase of mobile phones and because prices for mobile wireless services have been declining rapidly. In addition, the availability of coverage for these services has increased, making the two types of services and product offerings more comparable. Thus, companies other than Arch seeking to provide wireless messaging services may be able to bring their products to market faster or in packages of products that consumers and businesses find more valuable than those to be provided by Arch. If this occurs, Arch's market share will erode and financial operations will be impaired.

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

Leverage is significant and may continue to burden Arch's operations, impair its ability to obtain additional financing, reduce the amount of cash available for operations and make Arch more vulnerable to financial downturns

   Arch has been highly leveraged, and will remain leveraged to a substantial degree following the PageNet merger. Arch's ratio of total debt to latest quarter annualized adjusted earnings before interest, income taxes, depreciation and amortization was 4.4 to 1 as of September 30, 2000.

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

Restrictions under debt instruments may prevent Arch from declaring dividends, incurring or repaying debt, making acquisitions, altering lines of business or taking actions which its management considers beneficial

   Various debt instruments impose operating and financial restrictions on Arch. Arch's credit facility requires various operating subsidiaries to maintain specified financial ratios, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum debt service coverage ratio and a minimum fixed charge coverage ratio. It also limits or restricts, among other things, Arch's operating subsidiaries' ability to:

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

Amortization charges from the PageNet merger and the earlier MobileMedia acquisition may occur sooner than management expects, resulting in earlier decrease in earnings

   Under the purchase method of accounting for the PageNet merger and the acquisition of MobileMedia Communications, Inc. in June 1999, Arch will have recorded a substantial amount of goodwill and other intangible assets. This will result in substantial amortization charges to the consolidated income of Arch over the useful lives of those assets. Arch estimates the amount of those charges will total approximately $73.2 million per year for ten years. However, actual charges in the early years could adversely affect reported results of operations more than is currently anticipated if the useful lives of the assets are less than currently estimated.

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

Because Arch depends on Motorola for pagers and on Glenayre and Motorola for other equipment, Arch's operations may be disrupted if it is unable to obtain equipment from them in the future

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. and Motorola for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining any of this equipment, such as MobileMedia experienced before its bankruptcy filing, could lead to disruptions in operations and adverse financial consequences. Motorola has announced its intention to discontinue manufacturing transmitters during 2000, although it will continue to maintain and service existing equipment into the future. Arch's purchase agreement with Motorola for messaging devices expires on March 17, 2001. There can be no assurance that the agreement with Motorola for messaging devices will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to Arch as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its wireless messaging services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

Challenges involved in integrating Arch and PageNet may strain Arch's capacities and may prevent the combined company from achieving intended synergies

   Arch may not be able to successfully integrate PageNet's operations. The combination of the two companies will require, among other things, coordination of administrative, sales and marketing, customer billing and services distribution and accounting and finance functions and expansion of information and management systems. The difficulties of such integration will initially be increased by the need to coordinate geographically separate organizations and to integrate personnel with disparate business backgrounds and corporate cultures and by the fact that PageNet has suspended a significant restructuring of its own operations.

   The integration process could cause the disruption of the activities of the two businesses that are being combined. Arch may not be able to retain key employees of PageNet. The process of integrating the businesses of Arch and PageNet may require a disproportionate amount of time and attention of Arch's management and financial and other resources of Arch. Even if integrated in a timely manner, there is no assurance that Arch will operate smoothly or that it will fulfill management's objective of achieving cost reductions and synergies. Until integration is complete, PageNet's business will continue to operate with some autonomy. This degree of autonomy may blunt the implementation of Arch's operating strategy.

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

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Special Meeting of Stockholders held on October 5, 2000 the following proposal was adopted by the vote specified below:

                                                                                                           Broker
Proposal                                                        For            Against       Abstain       Nonvotes
--------                                                        ---            -------       -------       --------
To issue shares of Arch's common stock pursuant to
  an agreement and plan of merger, dated November
  7, 1999, as subsequently amended, among Arch,
  Paging Network, Inc. and a wholly owned
  subsidiary of Arch.                                        48,291,689         89,769       691,157            --

To amend Arch's restated certificate of incorporation
  to increase the number of authorized shares of Arch
  common stock from 150,000,000 to 300,000,000
  shares.                                                    48,263,344        114,847       694,424            --


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

      Current Report on Form 8-K dated July 24, 2000 (reporting that the Company executed an Amendment to its definitive merger agreement with Paging Network, Inc) filed July 28, 2000.

      Current Report on Form 8-K dated September 7, 2000 (reporting that the
         Company executed an Amendment to its definitive merger agreement with Paging Network, Inc) filed September 21, 2000.

      Current Report on Form 8-K dated September 25, 2000 (reporting that the
         Company changed its name to Arch Wireless, Inc.) filed September 26, 2000.

      Current Report on Form 8-K dated November 10, 2000 (reporting that the
         Company completed its merger with Paging Network, Inc) filed November 14, 2000.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS, INC.



Dated:  November 14, 2000               By: /s/ J. Roy Pottle
                                            ------------------------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS





Exhibit        Description
-------        -----------
 10.1*   Third Amended and Restated Credit Agreement, dated as of March 23,
         2000 by and among Arch Paging, Inc., the Lenders Party Hereto, the Bank Of New York, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Barclays Bank PLC and Fleet National Bank, as amended on May 19, 2000 (Amendment No. 1), August 15, 2000 (Amendment No. 2) and October 20, 2000 (Amendment No.3).

 27.1*   Financial Data Schedule.

*    Filed herewith