Form 10-K
period 2000-12-31
ARCH WIRELESS INC
filed 2001-03-23
CIK 915390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 X For the Fiscal Year Ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                          --------------   -----------------

Commission file numbers 0-23232/1-14248

                               ARCH WIRELESS, INC.
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                      31-1358569
  (State of incorporation)                (I.R.S. Employer Identification No.)

        1800 West Park Drive, Suite 250
          Westborough, Massachusetts                          01581
    (address of principal executive offices)               (Zip Code)

                                 (508) 870-6700
              (Registrant's telephone number, including area code)

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
  10 7/8% Senior Discount Notes due 2008             American Stock Exchange
              (Title of Class)            (Name of exchange on which registered)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                      Common Stock Par Value $.01 Per Share
                  Class B Common Stock Par Value $.01 Per Share
                                    Warrants
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES____X_____ NO________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____________

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 2001 was approximately $105,422,000.

The number of shares of Registrant's common stock outstanding on March 19, 2001 was 171,640,593. The number of shares of Registrant's Class B common stock outstanding on March 19, 2001 was 681,497.

Portions of Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Registrant to be held on May 15, 2001, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

   Arch Wireless is a leading provider of wireless messaging and information services in the United States. Currently, we primarily provide traditional paging services, which enable subscribers to receive messages on their pagers composed entirely of numbers, such as a phone number, or on some pagers, numbers and letters, which enable the subscriber to receive text messages. We have also begun to market and sell two-way wireless messaging services which enable subscribers to respond to messages or create and send wireless email messages to other wireless messaging devices (including pagers and personal digital assistants or PDAs) and to personal computers. We also offer wireless information services, such as stock quotes, news and other wireless information delivery services, voice mail, personalized greeting, message storage and retrieval, equipment loss protection and equipment maintenance for both traditional and two-way customers. These services are commonly referred to as wireless messaging and information services.

PAGENET MERGER

   On November 10, 2000, Paging Network Inc. (PageNet) merged with a wholly-owned subsidiary of Arch. The merger added 6.0 million units in service.

   Arch had signed a definitive agreement with PageNet in November 1999, however, on July 14, 2000, before the merger could take place, creditors of PageNet commenced a proceeding against PageNet under Chapter 11 of the U.S. Bankruptcy Code. PageNet filed a bankruptcy plan in order to implement the merger on modified terms agreed to by Arch and PageNet. The bankruptcy plan was confirmed by the U.S. Bankruptcy Court of the District of Delaware on October 26, 2000.

   In the merger, Arch issued approximately 89.9 million shares of Arch's common stock for all of PageNet's outstanding senior subordinated notes as well as all of PageNet's outstanding common stock. The merger was accompanied by a re-capitalization of Arch and PageNet involving an exchange of common stock for outstanding debt.

   In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   Pursuant to the terms of the merger, Joseph A. Bondi, Gregg R. Daugherty, John P. Frazee, Jr. and John H. Gutfreund joined the Arch board of directors. Joseph A. Bondi and John P. Frazee, Jr. subsequently resigned from the Arch board of directors for personal reasons.

INDUSTRY OVERVIEW

   The mobile wireless telecommunications industry currently consists of multiple voice and data providers which compete among one another, both directly and indirectly, for subscribers. Traditional paging carriers like Arch provide customers with services such as numeric and alphanumeric paging. Customers receive these paging services through a small, handheld device known as a pager. A pager signals a customer when a message is received through a tone and/or vibration and displays the incoming message on a small screen. With numeric paging services the pager displays numeric messages, such as a telephone number. With alphanumeric paging services, the pager is capable of displaying numeric messages and text messages. These two types of paging services are commonly referred to as messaging services.

   Traditional paging carriers like Arch also provide other services via pagers, commonly referred to as two-way messaging services. These services enable subscribers to respond to messages or create and send wireless email messages to other wireless message devices (including pagers and personal digital assistants or PDAs) and to personal computers. Two-way messaging services have only been offered by Arch on a commercial scale since August 2000 and account for less than 5% of Arch's revenue. Traditional paging carriers, like Arch, also offer wireless information services.

   Mobile telephone service providers such as cellular and broadband PCS carriers provide telephone voice services as well as services that are functionally identical to the messaging and two-way messaging services provided by wireless messaging carriers such as Arch. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS phones. These handsets are also capable of receiving numeric and alphanumeric messages as well as information services, such as stock quotes, news, voice mail, personalized greeting and message storage and retrieval. Messaging services offered by cellular, PCS and other mobile phone providers are substantially similar to the numeric and alphanumeric messaging services offered by Arch and are now available in conjunction with most mobile phone services.

   Technological improvements have generally contributed to strong growth in the market for mobile wireless services and the provision of better quality services at lower prices to subscribers. Companies providing traditional messaging services have benefited from technological advances resulting from research and development conducted by vendors of messaging equipment. These advances include microcircuitry, liquid crystal display technology and standard digital encoding formats. These advances have enhanced the capability and capacity of mobile wireless messaging services while lowering equipment and air time costs. These technological improvements, and the degree of similarity in messaging devices, coverage and battery life have resulted in messaging services becoming commodity products with price likely to be the most significant factor in a subscriber's decision making.

   The number of new subscribers to cellular, PCS and other mobile phone services continues to increase each year. At the end of 2000, one analyst estimated there were a total of over 97 million such subscribers in the United States. This estimate reflects an increase of approximately 13% over the approximately 86 million subscribers estimated at the end of 1999. This trend is expected to continue. Up to 90% of all PCS and other mobile phone devices sold in the United States today are capable of sending and receiving data messages according to estimates cited by another analyst.

   One analyst report estimates that approximately 42 million subscribers subscribed to basic numeric and alphanumeric paging services in the United States as of the end of 2000. Arch believes that demand for traditional paging services declined in 2000 and will continue to decline in 2001, and that future growth, if any, in the wireless messaging industry will be attributable to two-way messaging services. The decline in traditional paging services was attributable to traditional paging customers discontinuing their use of messaging services in favor of using their mobile phones for combined voice and messaging services.

   Traditional messaging subscribers such as those served by Arch typically pay a flat monthly service fee for service, unlike subscribers to cellular telephone or PCS services, whose bills historically have had a significant variable usage component. However, cellular, PCS and other mobile phone companies now offer bundled service plans which include both local and long distance minutes with caller ID, voicemail and numeric paging for use at no additional charge. These and other plans have lowered the price point so that these services compete directly with the traditional and two-way messaging services Arch offers. Arch is sensitive to these technological and availability changes and has attempted to expand its service offerings, especially its two-way messaging services, to ensure that its services remain competitive under rapidly changing market conditions. There can be no assurances it will be successful in these attempts.

   The wireless messaging industry originally distributed its services through direct marketing and sales activities. Additional channels of distribution have evolved. These channels include:
   o resellers, who purchase services on a wholesale basis from the companies and resell those services on a retail basis to their own customers;
   o retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment;
   o  most recently, the Internet; and
   o  to a lesser extent, through company-operated stores.

WIRELESS MESSAGING SERVICES, PRODUCTS AND OPERATIONS

   Arch is a provider of traditional paging services and two-way messaging services throughout the United States and in the U.S. Virgin Islands, Puerto Rico and Canada. Arch operates in all 50 states and the District of Columbia and in each of the 100 largest markets in the United States. Arch offers these services on a local, regional and nationwide basis employing digital networks covering more than 90% of the United States population.

   The following table sets forth information about the approximate number of units in service with Arch subscribers and net changes in number of units through internal operations and acquisitions since 1996:

                                                 Net Increase
                                  Units in       (Decrease) in
                                 Service at      Units through     Increase in       Units in
                                Beginning of       Internal       Units through     Service at
   Year Ended December 31,        Period          Operations       Acquisitions    End of Period
   -----------------------        ------          ----------       ------------    -------------
   1996...................       2,006,000         815,000             474,000        3,295,000
   1997...................       3,295,000         595,000                  --        3,890,000
   1998...................       3,890,000         386,000                  --        4,276,000
   1999...................       4,276,000         (89,000)          2,762,000        6,949,000
   2000...................       6,949,000      (2,073,000)          7,018,000       11,894,000

   Net increase (decrease) in units through internal operations includes internal or definitional changes from acquired paging businesses after their acquisition by Arch and is net of subscriber cancellations during each applicable period. Increase in units through acquisitions is based on units in service of acquired paging businesses at the time of their acquisition by Arch.

   Numeric messaging service, which was introduced nearly 20 years ago, currently represents a majority of all units in service. The growth of alphanumeric messaging, which was introduced in the mid-1980s, has been constrained by its difficulties, such as inputting data, specialized equipment requirements and its relatively high use of system capacity during transmission, which has, to some extent, been relieved by deploying alternate communications pathways, such as the Internet.

   Arch launched interactive two-way messaging services, incorporating send and receive data messaging with wireless email and instant messaging applications, and other interactive features, in August 2000. Two-way messaging services allow subscribers to send and receive messages to and from any email address worldwide, send and receive messages to and from another device activated on Arch's network and access information on the Internet such as weather, sports, headline news and financial market information. Prior to August 2000, Arch offered limited two-way messaging services in the form of guaranteed receipt messaging, providing the sender with a receipt acknowledgment once the message had been received, as well as send and receive messaging, enabling multiple subscribers to send messages to each other on the device alone. Arch previously reported data for these limited two-way messaging services as part of Arch's alphanumeric messaging unit information. Due to Arch's current focus on two-way messaging services, with expanded interactive applications, two-way messaging is now reported as a separate service.

   The following table summarizes the types of Arch's units in service at specified dates:

                                                               December 31,
                                            ----------------------------------------------------
                                                 1998               1999               2000
                                            ---------------   ---------------   ----------------
                                              Units      %      Units     %        Units      %
   Local Numeric..........................  3,586,000   84%   5,299,000   76%    8,804,000   74%
   Local Alphanumeric.....................    621,000   14    1,215,000   18     2,210,000   20
   Tone-only..............................     69,000    2       48,000    1        41,000   --
   Nationwide Numeric.....................         --   --      219,000    3       413,000    3
   Nationwide Alphanumeric................         --   --      168,000    2       268,000    2
   Two-way Messaging......................         --   --           --   --       158,000    1
                                            ---------  ---    ---------  ---    ----------  ---
        Total.............................  4,276,000  100%   6,949,000  100%   11,894,000  100%
                                            =========  ===    =========  ===    ==========  ===

   Arch provides messaging services to subscribers for a monthly fee. Subscribers either lease the unit from Arch for an additional fixed monthly fee or they own the unit, having purchased it either from Arch or from another vendor. Units leased to subscribers require capital investment by Arch, while customer-owned units and those owned by resellers do not. The monthly service fee is generally based upon the type of service provided, the geographic area covered, the number of units provided to the customer and the period of the subscriber's commitment. Subscriber-owned units provide a more rapid recovery of Arch's capital investment than units owned by Arch, but may generate less recurring revenue. Arch also sells units to third-party resellers who lease or resell units to their own subscribers and resell Arch's wireless messaging services under marketing agreements. Resellers are responsible for sales, billing, collection and equipment maintenance costs. Arch sells other products and services, including units and accessories and unit replacement and maintenance contracts. The following table summarizes the number of Arch-owned and leased, subscriber-owned and reseller-owned units in service at specified dates:

                                                               December 31,
                                            ----------------------------------------------------
                                                 1998               1999               2000
                                            ---------------   ---------------   ----------------
                                              Units      %      Units     %        Units      %
   Arch-owned and leased..................  1,857,000   43%   3,605,000   52%    4,918,000   41%
   Subscriber-owned.......................  1,135,000   27    1,518,000   22     2,451,000   21
   Reseller-owned.........................  1,284,000   30    1,826,000   26     4,525,000   38
                                            ---------  ---    ---------  ---    ----------  ---
          Total...........................  4,276,000  100%   6,949,000  100%   11,894,000  100%
                                            =========  ===    =========  ===    ==========  ===

   Arch provides wireless information services such as voice mail, wireless information delivery services, personalized greetings, message storage and retrieval, device loss protection and device maintenance services. Voice mail allows a caller to leave a recorded message that is stored in Arch's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's messaging device and can retrieve the stored message by calling a designated telephone number. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's messaging device or voice mail box. Message storage and retrieval allows a subscriber who leaves Arch's service area to retrieve calls that arrived during the subscriber's absence from the service area. Loss protection allows subscribers who lease devices to limit their costs of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their own equipment. Wireless information services allow subscribers to receive stock quotes, news and weather through their Arch service.

   Arch launched its interactive two-way services in August 2000 with the introduction of the Arch Webster TM series of products and services. The Webster TM 100 service, initiated in August 2000, enables users to send, receive and forward data messages and email wirelessly, as well as access various other interactive services, such as retrieving content (such as stock quotes, travel information, weather and entertainment) on command, through added software applications. To enhance the operability of its send and receive messaging services, Arch also announced the Arch Message Center in October 2000, which consolidates office and Internet email accounts into a single Web-based address, accessible through two-way messaging devices as well as a personal computer with Internet access. Arch also recently announced the introduction of its Webster TM 200 services, which integrate the functionality of the Arch Webster 100 services with PDA capabilities, so that a subscriber can also maintain his or her contact and calendar data as well as beam business card and event information to other units through infrared data. Another service, operating through a two-way wireless messaging module that plugs into the back of a PDA, enables a subscriber to maintain constant connectivity with the Arch network, so that the subscriber can send messages from the PDA to email accounts as well as other devices, and access information such as stock quotes, weather and travel updates from the Internet. Other planned two-way messaging services include telemetry products, such as vehicle location services that report the location of vehicles at predetermined intervals to a Web-based map and a sales force automation product to allow sales personnel to input and process sales orders, and submit information regarding product exchanges, new accounts or address changes to its billing system, wirelessly.

NETWORKS AND LICENSES

   Arch operates local, regional and national networks, which enable its customers to receive messages over a broad geographical area. Many of these networks were acquired through Arch's acquisitions of PageNet and MobileMedia.

Arch's extensive geographic coverage may be attractive to large corporate clients and retail chains, which frequently demand national network coverage from their service provider.

   Arch's networks provide local, regional and national coverage and its networks operate over numerous frequencies. Although the capacity of Arch's networks varies significantly market by market, Arch has an adequate amount of licensed spectrum to meet capacity demands projected for the next several years.

   Arch is seeking to improve overall network efficiency by deploying paging terminals, consolidating subscribers on fewer, higher capacity networks and increasing the transmission speed, or baud rate, of certain of its existing networks. Arch believes its investments in its network infrastructure will facilitate and improve the delivery of high quality communication services while at the same time reducing associated costs of such services.

Nationwide Wireless Networks

   Arch operates four nationwide 900 MHz one way networks. As part of its acquisition of PageNet, Arch acquired two fully operational nationwide wireless networks in addition to the two Arch was already operating. These networks all use high-speed FLEX (TM) technology developed by Motorola. These four networks provide significant capacity for nationwide wireless messaging subscribers.

Narrowband PCS Networks and Licenses

   The Federal Communications Commission has allocated a set of radio frequencies, called narrowband PCS frequencies, that enable wireless messaging companies such as Arch to offer advanced two-way messaging services and to make more efficient use of radio spectrum than do traditional paging networks. Arch was able to accelerate its two-way infrastructure deployment by integrating PageNet's nationwide two-way wireless messaging network into Arch's existing infrastructure. Arch's network uses ReFLEX 25(TM) technology developed by Motorola as its messaging protocol. Arch believes that ReFLEX 25(TM) offers superior performance relative to other messaging technologies because it takes advantage of simulcast transmission and macro receiver diversity to improve the radio coverage and reception. This improved wireless performance reduces infrastructure deployment costs relative to cellular-based networks because fewer base stations may be used to achieve the same coverage and reliability. ReFLEX (TM) promotes spectrum efficiency and high network capacity through frequency reuse by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones.

   Arch's Narrowband PCS Licenses. Prior to the PageNet acquisition, Arch held one nationwide narrowband PCS license and five regional narrowband PCS licenses, each with 50 kHz outbound and 12.5 kHz inbound bandwidth. The five regional licenses provide the equivalent of one nationwide channel. Through the PageNet transaction, Arch acquired three more narrowband PCS nationwide licenses, two with 50 kHz inbound and outbound bandwidth and one with 50 kHz outbound bandwidth. In total, Arch now holds 250 kHz outbound and 125 kHz inbound spectrum nationwide. All of these licenses were initially acquired at Federal Communications Commission spectrum auctions.

   In order to retain these narrowband PCS licenses, Arch must comply with specified minimum build-out requirements. With respect to each of the regional narrowband PCS licenses, Arch has built out the related narrowband PCS system to cover 150,000 sq. km. or 37.5% of each of the five regional populations in compliance with Federal Communications Commission's applicable build out requirements. Arch is still required to build-out this system to cover 300,000 sq. km. or 75% of each of the five regional populations by April 27, 2005. With respect to the nationwide narrowband PCS licenses, Arch has built out the related narrowband systems to cover 750,000 sq. km. or 37.5% of the U.S. population. Arch is still required to extend the build-out of these systems to cover 1,500,000 sq. km. or 75% of the U.S. population by separate construction deadlines for each license. These deadlines occur during the period September 29, 2004 to January 25, 2005. In each instance, the population percentage will be determined by reference to population figures at the time of the applicable deadline. Arch estimates that the costs of these minimum build-outs would be approximately $9.0 million. Arch plans to exceed these minimum build-out requirements in order to meet the capacity requirements of its two-way messaging services, which it estimates will require up to approximately an additional $20 million in capital expenditures.

   Arch's SMR Spectrum. As part of the PageNet transaction, Arch also acquired 900 MHz specialized mobile radio (SMR) spectrum. In January 2001, Arch agreed to sell the authorizations issued by the Federal Communications Commission for this spectrum to Nextel Communications, Inc. for $175 million and Nextel agreed to invest $75 million in Arch concurrently. These authorizations will be transferred to Nextel upon receipt of approval from the Federal Communications Commission and satisfaction of other closing conditions.

SUBSCRIBERS AND MARKETING

   Arch's wireless messaging accounts are either businesses with employees who travel frequently but must be immediately accessible to their offices or customers or individuals that wish to be accessible to friends or family members. Arch's customers include proprietors of small businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.

   Arch markets its services through three primary sales channels: direct, reseller and retail.

   Direct. In the direct channel, Arch leases or sells equipment directly to its customers through a direct marketing and sales organization. Arch's direct customers range from individuals and small-and medium-sized businesses to Fortune 500 accounts and government agencies. Business and government accounts typically experience less turnover than consumer accounts. The direct channel will continue to have the highest priority among Arch's marketing and sales efforts, because of its critical contribution to recurring revenue. Arch has been engaged in efforts to improve sales productivity and strengthen its direct channel sales force, segments of which had previously suffered from high turnover and open positions. As of December 31, 2000, the direct channel accounted for approximately 85% of recurring revenue.

   Reseller. In the reseller channel, Arch sells access to its transmission networks in bulk to third parties, who then resell such services to consumers or small businesses or other end users. Arch offers access to its network to resellers at bulk discounted rates. The third party resellers provide customer service, are responsible for pager maintenance and repair costs, invoice the end user and retain the credit risk of the end user, although Arch retains the credit risk of the reseller. Because resellers are responsible for customer equipment, the capital costs that would otherwise be borne by Arch are reduced.

   Arch's resellers generally are not exclusive distributors of Arch's services and often have access to networks of more than one provider. Competition among service providers to attract and maintain reseller distribution is based primarily upon price, including the sale of equipment to resellers at discounted rates. Arch intends to continue to be an active participant in the reseller channel and to concentrate on accounts that are profitable and where longer term partnerships can be established with selected resellers. As of December 31, 2000, the reseller channel accounted for approximately 13% of recurring revenue.

   Retail. In the retail channel, Arch sells equipment to retailers and, after the consumer purchases the pager from the retailer, the consumer contacts Arch to activate service. The retail channel is targeted at the consumer market and consists primarily of national retail chains. Consumers served by the retail channel typically purchase, rather than lease, equipment. This reduces Arch's capital investment requirements. Subscribers obtained through retailers are billed and serviced directly by Arch. Retail distribution permits Arch to penetrate the consumer market by supplementing direct sales efforts. As of December 31, 2000, the retail channel accounted for approximately 2% of recurring revenue.

   The wireless messaging industry is highly competitive. Companies in this industry compete on the basis of price, coverage area, services offered, transmission quality, system reliability and customer service.

   Arch competes by maintaining competitive pricing of its products and services, by providing broad coverage options through high-quality, reliable transmission networks and by providing quality customer service. Arch's primary competitors in the traditional messaging market include Metrocall, Verizon Wireless and Weblink Wireless, each of which offers similar services. Other principal competitors in the two-way messaging market include Bell South Wireless Data, Skytel (a division of MCI/Worldcom) and Motient, Inc. The products and services Arch offers also compete with a broad array of wireless messaging services provided by cellular and PCS phone companies. This competition has intensified as prices for these services have declined rapidly, and these providers have incorporated messaging capability into their handsets. Many of these companies possess financial, technical and other resources greater than those of Arch. Such providers currently competing with Arch in one or more markets include AT&T Wireless, Cingular, MCI/WorldCom, Sprint PCS, Verizon and Nextel.

   Insofar as cellular, PCS and other mobile phone service providers provide subscribers with both messaging and voice service using the same hand-held device, services like cellular and PCS are more sophisticated than basic messaging services and command a greater price. The price of cellular and PCS and other mobile phone services, however, has fallen dramatically. Moreover, today many cellular and PCS providers offer basic service packages for less than $20.00 per month. By contrast, Arch management believes that currently the average revenue per month per unit in service from the direct channel of distribution is approximately $12.00.

   While cellular, PCS and other mobile phone services are more expensive than traditional messaging services, such mobile telephone service providers typically provide traditional messaging service as an element of their basic service package without additional charges. It is estimated that as much as 90% of all PCS and other mobile phone devices sold in the United States in early 2001 are capable of sending and receiving data messages, according to one analyst report. Subscribers that purchase these combined services no longer need to subscribe to a separate messaging service as well. As a result, a large number of traditional messaging customers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices for cellular, PCS and other mobile telephone services has led many customers to select combined voice and messaging services as an alternative to stand alone messaging services. Indeed, survey data indicates that roughly 20% of paging customers that drop their service do so in favor of cellular, PCS and other mobile phone services. Arch is sensitive to these technological and availability changes and is working to design competitively attractive values for the customer even in the midst of these changes by cellular, PCS and other mobile phone service providers.

SOURCES OF EQUIPMENT

   Arch does not manufacture any of the messaging equipment or other equipment used in operations. The equipment used in Arch's operations is generally available for purchase from only a few sources. Arch centralizes price and quantity negotiations for all of its operating subsidiaries to achieve cost savings from volume purchases. Arch buys customer equipment primarily from Motorola and purchases terminals and transmitters primarily from Glenayre.

   Arch routinely evaluates new developments in technology in connection with the design and enhancement of its paging systems and selection of products to be offered to subscribers. Arch has entered into development agreements with certain other vendors to obtain alternative sources of network equipment. Arch anticipates that equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Arch believes that its system equipment is among the most technologically sophisticated in the data messaging industry.

REGULATION

Federal Regulation--Overview

   Arch's wireless messaging operations are subject to regulation by the Federal Communications Commission under federal communication laws and regulations. The Federal Communications Commission has granted Arch licenses to use the radio frequencies necessary to conduct its business. Licenses issued by the Federal Communications Commission to Arch set forth the technical parameters, such as power strength and tower height, under which Arch is authorized to use those frequencies. Each Federal Communications Commission license held by Arch has construction and operational requirements that must be satisfied within set time frames. The Federal Communications Commission has the authority to auction most new licenses over which wireless mobile services are traditionally offered but does not have the authority to use auctions for license renewals or license modifications.

   The Federal Communications Commission licenses granted to Arch have varying terms of up to 10 years, at which time the Federal Communications Commission must approve renewal applications. In the past, Federal Communications

Commission renewal applications have been routinely granted, in most cases upon a demonstration of compliance with Federal Communications Commission regulations and adequate service to the public. The Federal Communications Commission has granted each renewal license Arch has filed, other than those which are pending. Although Arch is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that the Federal Communications Commission will renew any of Arch's licenses. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the Federal Communications Commission has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license of Arch has ever been revoked or modified involuntarily.

   The Federal Communications Commission's review and revision of rules affecting companies such as Arch is ongoing. The regulatory requirements to which Arch is subject may change significantly over time. For example, the Federal Communications Commission has adopted rules for licensing particular messaging channels throughout a broad geographic area. These licenses are being awarded through an auction. Incumbent messaging carriers that are already licensed by the Federal Communications Commission in these broad geographic areas are entitled to continue to operate without interference from the auction winners.

   In some instances, Arch still requires the prior approval of the Federal Communications Commission before it can implement significant changes to its messaging networks. Once the Federal Communications Commission's geographic licensing rules are fully implemented, however, most of these licensing obligations will be eliminated.

   Licenses held by companies like Arch are required by federal communication laws and regulations to obtain prior approval from the Federal Communications Commission to transfer the control of any construction permit or station license. These regulations also require prior approval by the Federal Communications Commission of acquisitions of other messaging companies by Arch and transfers by Arch of a controlling interest in any of its licenses or construction permits. The Federal Communications Commission has approved each acquisition and transfer of control for which Arch has sought approval. Arch also regularly applies for Federal Communications Commission authority to use additional frequencies, modify the technical parameters of existing licenses, expand its service territory, provide new services and modify the conditions under which it provides service. Although there can be no assurance that any requests for approval of applications filed by Arch will be approved or acted upon in a timely manner by the Federal Communications Commission, or that the Federal Communications Commission will grant the relief requested, Arch knows of no reason to believe any such requests, applications, or relief will not be approved or granted. Arch makes no representations about the continued availability of additional frequencies used to provide its services.

Foreign Ownership Restrictions

   Foreign ownership of entities that directly or indirectly hold certain licenses from the Federal Communications Commission is limited. Because Arch holds licenses from the Federal Communications Commission only through subsidiaries, up to 25% of its common stock can be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation, without restriction. However, if more than 25% of its common stock is owned or voted by aliens or their representatives, a foreign corporation, or a foreign government or its representatives, the Federal Communications Commission has the right to revoke or refuse to grant licenses if it finds that such revocation or refusal serves the public interest. The Federal Communications Commission has indicated that, pursuant to the World Trade Organization Telecommunications Agreement, it would waive the 25% limitation in appropriate circumstances. Based upon information obtained by Arch, Arch believes that substantially less than 25% of its issued and outstanding common stock is owned by aliens or their representatives, foreign governments or their representatives, or foreign corporations. Arch subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver.

Limitations on Allocation of Numbers

   Increased demand for telephone numbers, particularly in metropolitan areas, is causing depletion of numbers in some of the more popular area codes. Recent plans to address this increased demand have included elements that could impact Arch's operations, including the take-back of numbers already assigned for use and service-specific plans whereby only some services, such as messaging and voice services, would be assigned numbers using a new area code, or plans which require the pooling of blocks of numbers for use by multiple carriers. Arch cannot provide any assurance that such plans will not be adopted by the Federal Communications Commission or a state commission, or that such plans will not require Arch to incur further, substantial expenses in order to continue to obtain telephone numbers for its customers.

Interconnection

   Recent amendments to the federal communications laws are intended to promote competition in local provision of phone services by removing legal or other barriers to entry. Specifically, all telecommunications carriers have the duty to interconnect with the facilities and equipment of other telecommunications carriers. The Federal Communications Commission, and the 9th Circuit Court of Appeals, among others, have interpreted this duty as requiring certain local telephone companies to compensate mobile wireless companies for calls originated by customers of the local telephone companies which terminate on a mobile wireless company's network. The Federal Communications Commission has also found unlawful charges to messaging companies for the use of interconnection facilities, including telephone numbers. These findings by the Federal Communications Commission have been challenged at the Federal Communications Commission and in the courts. Arch cannot predict with certainty the ultimate outcome of these proceedings. Compensation amounts may be determined in subsequent proceedings either at the federal or state level, or may be determined based on negotiations between the local telephone companies and the messaging companies. Any agreements reached between the local telephone companies and the messaging companies may be required to be submitted to state regulatory commission for approval. Arch is in negotiations with local telephone companies, but it may or may not be successful in securing refunds, future relief, or both, with respect to charges for termination of local telephone companies originated local traffic. If these issues are ultimately decided in favor of the local telephone companies, Arch may be required to pay past due contested charges and may also be assessed interest and late charges for amounts withheld.

Additional Regulatory Obligations

   The Federal Communications Commission has determined that companies such as Arch are required to contribute to a "Universal Service" fund to assure the continued availability of local phone service to high cost areas, as well as to contribute to other funds to cover other designated costs or societal goals. Further, providers of payphones must be compensated for all calls placed from pay telephones to toll-free numbers. This latter requirement increases Arch's costs of providing toll-free number service, and there are no assurances that Arch will be able to continue to pass on to their customers these, or other increased costs imposed by federal or state telecommunication regulators. Beneficially, the laws now limit the circumstances under which states and local governments may deny a request by most messaging and voice companies to place transmission facilities in residential communities and business districts, and give the Federal Communications Commission the authority to preempt the states in some circumstances.

   Federal laws also require some telecommunications companies, including Arch, to modify the design of their equipment or services to ensure that electronic surveillance or interceptions can be performed. Technical parameters applicable to the messaging industry have been established but not acknowledged by all governmental bodies to date. Therefore, Arch cannot determine at this time what compliance measures will be required or the costs thereof. In addition, the Federal Communications Commission has an ongoing proceeding addressing the manner in which telecommunications carriers are permitted to market certain types of services. Depending on the outcome of this proceeding, Arch, like other telecommunications carriers could incur higher administration and other costs in order to comply.

State Regulation

   In addition to potential regulation by the Federal Communications Commission, some states have the authority to regulate messaging services, except where such regulation affects or relates to the rates charged to customers and/or the ability of companies like Arch to enter a market. The federal communication laws have preempted such regulations. If certain conditions are met, states may petition the Federal Communications Commission for authority to continue to regulate rates for commercial mobile radio services. State filings seeking rate authority have all been denied by the Federal Communications Commission, although new petitions seeking such authority may be filed in the future.

Furthermore, some states and localities continue to exert jurisdiction over (1) approval of acquisitions of assets and transfers of licenses of mobile wireless systems and (2) resolution of consumer complaints. Arch believes that to date all required filings for their respective messaging operations have been made. All state approvals of acquisitions or transfers made by Arch have been approved, and Arch does not know of any reason to believe such approvals will not continue to be granted in connection with any future requests, even if states exercise that review.

   The laws do not preempt state regulatory authority over other aspects of Arch's operations, and some states may choose to exercise such authority. Some state and local governments have imposed additional taxes or fees upon some of the activities in which Arch is engaged. In addition, the construction and operation of radio transmitters may be subject to zoning, land use, public health and safety, consumer protection and other state and local taxes, levies and ordinances. As noted above, the Federal Communications Commission may delegate to the state authority over telephone number allocation and assignment.

TRADEMARKS

   On September 25, 2000 Arch changed its name from Arch Communications Group, Inc. to Arch Wireless, Inc. in order to reposition the Company from a traditional paging company to a provider of two-way wireless messaging and wireless information products and services. Arch also unveiled a new company logo and brand identification tagline, Net@Hand. Arch believes the new tagline conveys its ability to offer subscribers the convenience of Internet functionality through portable handheld devices, anytime across the United States.

   Arch owns the service marks "Arch", "Arch Paging", "Arch Communications" and "Arch Wireless", and holds federal registrations for the service marks "MobileComm", "MobileMedia" and "PageNet" as well as various other trademarks.

EMPLOYEES

   At December 31, 2000, Arch employed approximately 8,350 persons. None of Arch's employees is represented by a labor union. Arch believes that its employee relations are good.


ITEM 2.   PROPERTIES

   At December 31, 2000, Arch owned eight office buildings and leased office space, including its executive offices, in approximately 375 locations in 42 states. Arch leases transmitter sites and/or owns transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 17,500 locations in all 50 states, the U.S. Virgin Islands, Puerto Rico and Canada. Arch's leases are for various terms and provide for monthly lease payments at various rates. Arch believes that it will be able to obtain additional space as needed at acceptable cost. Substantially all of Arch's tower sites were sold during 1998 and 1999 and Arch currently rents transmitter space.


ITEM 3.   LEGAL PROCEEDINGS

   Arch, from time to time, is involved in lawsuits arising in the normal course of business. Arch believes that its currently pending lawsuits will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Special Meeting of Stockholders held on October 5, 2000 the following proposals were adopted by the votes specified below:

                                                                                               Broker
Proposal                                                  For         Against     Abstain      Non-votes
--------                                                  ---         -------     -------      ---------

To issue shares of Arch's common stock pursuant
to an agreement and plan of merger, dated
November 7, 1999, as subsequently amended,
among Arch, Paging Network, Inc. and a wholly
owned subsidiary of Arch.                              48,291,689       89,769     691,157          --

To amend Arch's restated certificate of
incorporation to increase the number of
authorized shares of Arch common stock from
150,000,000 to 300,000,000 shares                      48,263,344      114,847     694,424          --


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Arch's common stock, $0.01 par value per share, is included in the NASDAQ National Market under the symbol "ARCH". On February 16, 2001, Arch announced that Nasdaq had informed Arch that its common stock did not meet the requirements for continued listing because the common stock did not trade above $5.00 per share. Arch has appealed the potential delisting and a Nasdaq panel is scheduled to hear Arch's appeal on March 29, 2001. If Arch's common stock continues to trade at current levels and the Nasdaq panel does not grant Arch a favorable exemption, Arch's common stock will be delisted from the Nasdaq National Market to the over-the-counter electronic bulletin board following the hearing. The following table sets forth, for the periods indicated, the high and low sales prices per share of Arch common stock as reported by the NASDAQ National Market.

   2000                                                      High        Low
   ----                                                      ----        ---
   First Quarter....................................       $16.250     $ 5.563
   Second Quarter...................................       $ 8.500     $ 4.000
   Third Quarter....................................       $ 7.500     $ 4.500
   Fourth Quarter...................................       $ 4.938     $ 0.469

   1999                                                      High        Low
   ----                                                      ----        ---
   First Quarter....................................       $ 7.500     $ 3.188
   Second Quarter...................................       $11.625     $ 3.375
   Third Quarter....................................       $ 8.875     $ 4.000
   Fourth Quarter...................................       $ 7.750     $ 3.500

   The number of common stockholders of record as of March 16, 2001 was 2,112. Arch believes that the number of beneficial common stockholders is in excess of 50,000.

   Arch has never declared or paid cash dividends on its common stock and does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Covenants in the credit facility and debt obligations of Arch and its subsidiaries effectively prohibit the declaration or payment of cash dividends by Arch for the foreseeable future. In addition, the terms of Arch's Series C and Series F preferred stock generally prohibit the payment of cash dividends on common stock unless all accrued and unpaid dividends on the Series C and Series F preferred stock are paid in full. For additional information, see Note 4 to the consolidated financial statements.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The following table sets forth selected historical consolidated financial and operating data of Arch for each of the five years ended December 31, 2000. The selected financial and operating data as of December 31, 1996, 1997, 1998, 1999 and 2000 and for each of the five years ended December 31, 2000 have been derived from Arch's audited consolidated financial statements and notes. You should read the following consolidated financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes set forth below.

   The extraordinary item is an extraordinary gain or loss resulting from prepayment of indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, restructuring charges, equity in loss of affiliate and extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization is commonly used by analysts and investors as a principal measure of financial performance in the wireless messaging industry. Adjusted earnings before interest, income taxes, depreciation and amortization is also one of the primary financial measures used to calculate whether Arch and its subsidiaries are in compliance with financial covenants under their debt agreements. These covenants, among other things, limit the ability of Arch and its subsidiaries to: incur additional indebtedness, make investments, pay dividends, grant liens on its assets, merge, sell or acquire assets, repurchase or redeem capital stock, incur capital expenditures and prepay certain indebtedness. Earnings before interest, income taxes, depreciation and amortization is also one of the financial measures used by analysts to value Arch. Therefore Arch management believes that the presentation of earnings before interest, income taxes, depreciation and amortization provides relevant information to investors. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions among other things. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   Adjusted earnings before interest, income taxes, depreciation and amortization margin is calculated by dividing Arch's adjusted earnings before interest, income taxes, depreciation and amortization by total revenues less cost of products sold. Earnings before interest, income taxes, depreciation and amortization margin is a measure commonly used in the wireless messaging industry to evaluate a company's earnings before interest, income taxes, depreciation and amortization relative to total revenues less cost of products sold as an indicator of the efficiency of a company's operating structure.

                                                                           Year Ended December 31,
                                                         ----------------------------------------------------------
                                                            1996        1997        1998        1999        2000
                                                         ----------  ----------  ----------  ----------  ----------
                                                                (dollars in thousands except per share amounts)
Statements of Operations Data:
   Service, rental and maintenance revenues............  $  291,399  $  351,944  $  371,154  $  591,389  $  794,997
   Product sales.......................................      39,971      44,897      42,481      50,435      56,085
                                                         ----------  ----------  ----------  ----------  ----------
   Total revenues......................................     331,370     396,841     413,635     641,824     851,082
   Cost of products sold...............................     (27,469)    (29,158)    (29,953)    (34,954)    (35,861)
                                                         ----------  ----------  ----------  ----------  ----------
                                                            303,901     367,683     383,682     606,870     815,221
   Operating expenses:
     Service, rental and maintenance...................      64,957      79,836      80,782     132,400     182,993
     Selling...........................................      46,962      51,474      49,132      84,249     107,208
     General and administrative........................      86,181     106,041     112,181     180,726     263,901
     Depreciation and amortization.....................     191,871     232,347     221,316     309,434     500,831
     Restructuring charge..............................          --          --      14,700      (2,200)      5,425
                                                         ----------  ----------  ----------  ----------  ----------
   Operating income (loss).............................     (86,070)   (102,015)    (94,429)    (97,739)   (245,137)
   Interest and non-operating expenses, net............     (75,927)    (97,159)   (104,213)   (188,249)   (169,252)
   Equity in loss of affiliate.........................      (1,968)     (3,872)     (5,689)     (3,200)         --
                                                         ----------  ----------  ----------  ----------  ----------
   Income (loss) before income tax benefit,
     extraordinary item and accounting change..........    (163,965)   (203,046)   (204,331)   (289,188)   (414,389)
   Income tax benefit..................................      51,207      21,172          --          --      46,006
                                                         ----------  ----------  ----------  ----------  ----------
   Income (loss) before extraordinary item and                                     (204,331)               (368,383)
     accounting change.................................    (112,758)   (181,874)               (289,188)
   Extraordinary item..................................      (1,904)         --      (1,720)      6,963      58,603
   Cumulative effect of accounting change..............          --          --          --      (3,361)         --
                                                         ----------  ----------  ----------  ----------  ----------
   Net income (loss)...................................  $ (114,662) $ (181,874) $ (206,051) $ (285,586) $ (309,780)
                                                         ==========  ==========  ==========  ==========  ==========

   Basic/diluted income (loss) per common share before
     extraordinary item and accounting change..........  $   (16.59) $   (26.31) $   (29.34) $    (9.21)$     (4.86)
   Extraordinary item per basic/diluted common share...       (0.27)         --       (0.25)       0.22        0.76
   Cumulative effect of accounting change per
     basic/diluted common share........................          --          --          --       (0.11)         --
                                                         ----------  ----------  ----------  ----------  ----------
   Basic/diluted net income per common share...........  $   (16.86) $   (26.31) $   (29.59) $    (9.10) $    (4.10)
                                                         ==========  ==========  ==========  ==========  ==========

Other Operating Data:
   Capital expenditures, excluding acquisitions........  $  165,206  $  102,769  $  113,184  $  113,651  $  140,285
   Cash flows provided by operating activities.........  $   37,802  $   63,590  $   83,380  $   99,536  $   32,325
   Cash flows used in investing activities.............  $ (490,626) $ (102,769) $  (82,868) $ (627,166) $  (92,500)
   Cash flows provided by (used in) financing activities $  452,678  $   39,010  $   (2,207) $  529,158  $  111,996
   Adjusted earnings before interest, income taxes,
     depreciation and amortization.....................  $  105,801  $  130,332  $  141,587  $  209,495  $  261,119
   Adjusted earnings before interest, income taxes,
     depreciation and amortization margin..............         35%         35%         37%         35%         32%
   Units in service at end of period...................   3,295,000   3,890,000   4,276,000   6,949,000  11,894,000

                                                                             As of December 31,
                                                         ----------------------------------------------------------
                                                            1996        1997        1998        1999        2000
                                                         ----------  ----------  ----------  ----------  ----------
 Balance Sheet Data:                                                         (dollars in thousands)
   Current assets......................................  $   43,611  $   51,025  $   50,712  $   85,303  $  211,443
   Total assets........................................   1,146,756   1,020,720     904,285   1,353,045   2,309,609
   Long-term debt, less current maturities.............     918,150     968,896   1,001,224   1,322,508   1,679,219
   Redeemable preferred stock..........................       3,712          --          --          --          --
   Stockholders' equity (deficit)......................     147,851     (33,255)   (213,463)   (217,559)    (63,759)

   The following table reconciles net income to the presentation of adjusted earnings before interest, income taxes, depreciation and amortization:


                                                                          Year Ended December 31,
                                                         ----------------------------------------------------------
                                                            1996        1997        1998        1999        2000
                                                         ----------  ----------  ----------  ----------  ----------
                                                                            (dollars in thousands)
   Net income (loss)...................................  $ (114,662) $ (181,874) $ (206,051) $ (285,586) $ (309,780)
   Interest and non-operating expenses, net............      75,927      97,159     104,213     188,249     169,252
   Income tax benefit..................................     (51,207)    (21,172)         --          --     (46,006)
   Depreciation and amortization.......................     191,871     232,347     221,316     309,434     500,831
   Restructuring charge................................          --          --      14,700      (2,200)      5,425
   Equity in loss of affiliate.........................       1,968       3,872       5,689       3,200          --
   Extraordinary item..................................       1,904          --       1,720      (6,963)    (58,603)
   Cumulative effect of accounting change..............          --          --          --       3,361          --
                                                         ----------  ----------  ----------  ----------  ----------
   Adjusted earnings before interest, income taxes,
     depreciation and amortization.....................  $  105,801  $  130,332  $  141,587  $  209,495  $  261,119
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

OVERVIEW

   The following discussion and analysis should be read in conjunction with Arch's consolidated financial statements and notes.

     Arch derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurrence of additional selling expenses. Arch's service, rental and maintenance revenues and the related expenses exhibit substantially similar growth trends. Excluding the effect of definitional changes, Arch's average revenue per unit in service has declined over the last three years for two principal reasons:
   o primarily due to an increase in competition in certain of the markets in which Arch operates, particularly competition from telephone, cellular and PCS providers; and
   o to a lesser extent, an increase in the number of reseller customers whose airtime is purchased at wholesale rates.

   The reduction in average revenue per unit in service resulting from these trends has been offset by the reduction of expenses so that margins had been improving until Arch's merger in June 1999 with MobileMedia which resulted in redundant management and administrative headcount. While the integration of Arch and MobileMedia's operations are substantially complete, the consummation of the PageNet merger in November 2000 also resulted in redundant management and administrative headcount. Arch expects margins to improve upon the integration of PageNet.

   Arch has achieved significant growth in units in service and adjusted earnings before interest, income taxes, depreciation and amortization through acquisitions and, prior to 1999, internal growth. During 1999, units in service decreased by 89,000 units, excluding the addition of subscribers from the MobileMedia acquisition. As a result of the MobileMedia and PageNet acquisitions units in service were adjusted to eliminate intercompany accounts and to reflect a common definition of units in service. During 2000, units in service decreased by a further 2,073,000 units, 888,000 due to subscriber cancellations and 1,185,000 due to definitional changes, excluding the addition of subscribers from the PageNet acquisition. Arch believes it will experience a substantial net decline in the number of units in service during 2001 as Arch's addition of two-way messaging subscribers is likely to be exceeded by its loss of traditional messaging subscribers. Arch's ability to compete against telephone, cellular and PCS providers providing two-way messaging services is as yet unproven. From January 1, 1998 through December 31, 2000, Arch's total number of units in service grew from 3.9 million to 11.9 million units. Arch's total revenues have increased from $413.6 million in the year ended December 31, 1998 to $641.8 million in the year ended December 31, 1999 and to $851.1 million in the year ended December 31, 2000. Arch had net losses of $206.1 million, $285.6 million and $309.8 million in the years ended December 31, 1998, 1999 and 2000, respectively, as a result of significant depreciation and amortization expenses related to acquired and developed assets and interest charges associated with indebtedness. As its subscriber base has grown, Arch's adjusted earnings before interest, income taxes, depreciation and amortization has increased from $141.6 million in the year ended December 31, 1998 to $209.5 million in the year ended December 31, 1999 and to $261.1 million in the year ended December 31, 2000.

   Earnings before interest, income taxes, depreciation and amortization is a commonly used measure of financial performance in the wireless messaging industry. Adjusted earnings before interest, income taxes, depreciation and amortization is one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements. Adjusted earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. One of Arch's financial objectives is to increase its adjusted earnings before interest, income taxes, depreciation and amortization, since this is a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of messaging units, messaging system equipment, construction and expansion of messaging systems and possible acquisitions. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies. Amounts reflected as adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing or future indebtedness, including the repayment of such indebtedness or the payment of associated interest, limitations imposed by applicable law upon the payment of dividends or distributions or capital expenditure requirements.

PAGENET MERGER

   On November 10, 2000, Arch completed its acquisition of PageNet for $1.35 billion consisting of 89,896,907 shares of Arch common stock valued at $263.4 million, the assumption of liabilities of $1.06 billion and $27.6 million of transaction costs. In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Arch's common stock. In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   During the fourth quarter of 2000, Arch management commenced the development of plans to integrate PageNet operations, including the elimination of redundant headcount and facilities. It is expected that integration will be completed by December 31, 2001. Since Arch currently anticipates a net reduction of approximately 50% of PageNet's workforce and the closing of certain facilities, it established a $76.0 million acquisition reserve which is included as part of the purchase price of PageNet. The initial acquisition reserve consisted of approximately:
   o  $66.1 million for employee severance;
   o  $9.4 million for lease obligations and terminations; and
   o  $0.5 million of other costs.

   Cash payments of $29.3 million for employee severance were made in the fourth quarter of 2000, and the remaining severance costs will be paid during 2001. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2005. There can be no assurance that the desired cost savings will be achieved or that the integration of the two companies will be accomplished smoothly, expeditiously or successfully. For additional information, see Note 10 to the consolidated financial statements.

MOBILEMEDIA MERGER

   In June 1999, Arch acquired MobileMedia Communications, Inc. Arch acquired MobileMedia for a combination of cash and Arch securities, as follows:
   o Arch paid approximately $479.0 million in cash to secured creditors of MobileMedia;
   o  Arch paid a total of $37.6 million of fees, expenses and other debts;
   o Arch issued 4,781,656 shares of its common stock to unsecured creditors of MobileMedia;
   o Arch issued 36,207,265 additional shares of its common stock to unsecured creditors of MobileMedia and Arch stockholders for a total purchase price of $217.2 million; and
   o Arch issued to four unsecured creditors, who had agreed to purchase shares not purchased by other unsecured creditors, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share.

   Arch also issued to the holders of its common stock and Series C preferred stock on January 27, 1999 102,964 shares of common stock and warrants to purchase 14,861,424 shares of its common stock on or before September 1, 2001 for $9.03 per share.

   Subsidiaries of Arch also borrowed a total of $320.8 million to help fund the MobileMedia acquisition.

   During the third quarter of 1999, Arch's board of directors approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of operations. The integration was substantially complete at December 31, 2000. Arch established a $14.5 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately:
   o  $6.1 million for employee severance;
   o  $7.9 million for lease obligations and terminations; and
   o  $0.5 million of other costs.
   For additional information, see Note 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

   The following table presents certain items from Arch's consolidated statements of operations as a percentage of net revenues and certain other information for the periods indicated (dollars in thousands except per unit data):

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                   1998          1999          2000
                                                                   ----          ----          ----
Total revenues                                                      107.8%         105.8%       104.4%
Cost of products sold                                                (7.8)          (5.8)        (4.4)
                                                                ---------     ----------    ---------
Net revenues                                                        100.0          100.0        100.0
Operating expenses:
  Service, rental and maintenance                                    21.1           21.8         22.4
  Selling                                                            12.8           13.9         13.1
  General and administrative                                         29.2           29.8         32.4
  Depreciation and amortization                                      57.7           51.0         61.4
  Restructuring charge                                                3.8           (0.4)         0.7
                                                                ---------     ----------    ---------

Operating income (loss)                                             (24.6)%        (16.1)%      (30.0)%
                                                                =========     ==========    =========

Net income (loss)                                                   (53.7)%        (47.1)%      (38.0)%
                                                                =========     ==========    =========


Cash flows provided by operating activities                     $  83,380     $   99,536    $  32,325
Cash flows used in investing activities                         $ (82,868)    $ (627,166)   $ (92,500)
Cash flows (used in) provided by financing activities           $  (2,207)    $  529,158    $ 111,996
Adjusted earnings before interest, income taxes, depreciation
  and amortization                                                   36.9%          34.5%        32.0%
                                                                =========     ==========    =========

   Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch does not reflect restructuring charge, equity in loss of affiliate and extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization is commonly used by analysts and investors as a principal measure of financial performance in the wireless messaging industry. Adjusted earnings before interest, income taxes, depreciation and amortization is one of the primary financial measures used to calculate whether Arch and its subsidiaries are in compliance with financial covenants under their debt agreements. These covenants, among other things, limit the ability of Arch and its subsidiaries to:
   o  incur additional indebtedness;
   o  make investments;
   o  pay dividends;
   o  grant liens on its assets;

   o  merge, sell or acquire assets;
   o  repurchase or redeem capital stock;
   o  incur capital expenditures; and
   o  prepay certain indebtedness.

   Earnings before interest, income taxes, depreciation and amortization is also one of the financial measures used by analysts to value Arch. Therefore Arch management believes that the presentation of earnings before interest, income taxes, depreciation and amortization provides relevant information to investors. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined by generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness and limitations imposed by applicable law upon the payment of dividends or distributions, among other things.



Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

   Total revenues increased to $851.1 million, a 32.6% increase, in 2000 from $641.8 million in 1999 as the number of units in service increased from 6.9 million at December 31, 1999 to 11.9 million at December 31, 2000 due to the PageNet acquisition in November 2000. Net revenues (total revenues less cost of products sold) increased to $815.2 million, a 34.3% increase, at December 31, 2000 from $606.9 million at December 31 1999. Total revenues and net revenues in 1999 and 2000 were adversely affected by (1) the declining demand for traditional messaging services and (2) subscriber cancellations which led to a decrease of 888,000 units in service for the year ended December 31, 2000.

   Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the provision of messaging services and rental of leased units, increased to $795.0 million, a 34.4% increase, in 2000 from $591.4 million in 1999. The increase in revenue was due primarily to the net increase in the number of units in service from 6.9 million at December 31, 1999 to 11.9 million at December 31, 2000. The net increase in units in service was due to the acquisition of PageNet, offset by a net decrease of 888,000 units in service. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in 2000 and 1999. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $20.2 million, a 30.6% increase, in 2000 from $15.5 million in 1999, respectively, as a result of the PageNet acquisition.

   Arch believes the traditional messaging industry did not grow during 1999 and 2000, the demand for traditional messaging services will decline in the following years and that future growth in the industry, if any, will be attributable to two-way messaging and information services. As a result, Arch experienced a net decline in the number of units in service in 2000, excluding the addition of subscribers from the PageNet acquisition and expects future declines in 2001.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $183.0 million, or 22.4% of net revenues, in 2000 from $132.4 million, or 21.8% of net revenues, in 1999. Approximately half of this increase was due to the acquisition of PageNet in November 2000. The remaining increase was primarily due to a full year of expenses for the provision of alphanumeric and nationwide messaging services to a higher percentage of customers which resulted from the MobileMedia acquisition in June 1999. In 2000, there was $12.3 million of service, rental and maintenance expenses associated with the provision of two-way messaging and information services.

   Selling expenses increased to $107.2 million, or 13.2% of net revenues, in 2000 from $84.2 million, or 13.9% of net revenues, in 1999. Approximately one-third of this increase in dollar amount was due to the acquisition of PageNet. The remaining increase in dollar amount was primarily due to a full year of increased headcount associated with the MobileMedia acquisition. Selling expenses related to two-way messaging and information services were $6.5 million in 2000.

   General and administrative expenses increased to $263.9 million, or 32.4% of net revenues, in 2000 from $180.7 million, or 29.8% of net revenues, in 1999. Approximately one-third of the increase was due to increased headcount, administrative and facility costs associated with PageNet. The remaining increase was primarily due to a full year of increased headcount, administrative and facility costs associated with MobileMedia. General and administrative expenses associated with the provision of two-way messaging and information services were $6.9 million in 2000.

   Depreciation and amortization expenses increased to $500.8 million in 2000 from $309.4 million in 1999. The increase in these expenses principally reflected the acquisition of PageNet and a full year of depreciation and amortization of the assets purchased in the MobileMedia acquisition. This increase also included $19.3 and $103.5 million of incremental depreciation and amortization expense, respectively, as a result of reducing the remaining lives on messaging equipment and certain intangible assets.

   Operating losses were $245.1 million in 2000 compared to $97.7 million in 1999, as a result of the factors outlined above.

   Net interest expense increased to $166.2 million in 2000 from $143.0 million in 1999. The increase was principally attributable to an increase in Arch's outstanding debt due to the MobileMedia and PageNet acquisitions. Interest expense for 1999 and 2000 included approximately $41.6 million and $28.3 million, respectively, of accreted interest on Arch's senior debt, the payment of which was deferred.

   In 2000 and 1999, Arch recognized extraordinary gains of $58.6 million and $7.0 million, respectively, on the retirement of debt exchanged for Arch stock.

   Arch recognized an income tax benefit of $46.0 million in 2000. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet which were available to offset deferred tax liabilities arising from the PageNet acquisition.

   Net loss increased to $309.8 million in 2000 from $285.6 million in 1999, as a result of the factors outlined above.


Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

   Total revenues increased to $641.8 million, a 55.2% increase, in 1999 from $413.6 million in 1998 as the number of units in service increased from 4.3 million at December 31, 1998 to 6.9 million at December 31, 1999 due to the MobileMedia acquisition in June 1999. Net revenues increased to $606.9 million, a 58.2% increase, in 1999 from $383.7 million in 1998. Total revenues and net revenues in 1999 were adversely affected by (1) the declining demand for traditional messaging services and (2) Arch subscriber cancellations which led to a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition.

   Service, rental and maintenance revenues increased to $591.4 million, a 59.3% increase, in 1999 from $371.2 million in 1998. The increase in revenue was due primarily to the net increase in the number of units in service from 4.3 million at December 31, 1998 to 6.9 million at December 31, 1999 which was entirely due to the acquisition of MobileMedia. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in 1999 and 1998. Product sales, less cost of products sold, increased to $15.5 million, a 23.6% increase, in 1999 from $12.5 million in 1998, respectively, as a result of the MobileMedia acquisition.

   Service, rental and maintenance expenses increased to $132.4 million or 21.8% of net revenues, in 1999 from $80.8 million or 21.1% of net revenues, in 1998. The increase was due primarily to increased expenses associated with the provision of wireless messaging services to a greater number of units due to the MobileMedia acquisition.

   Selling expenses increased to $84.2 million or 13.9% of net revenues, in 1999 from $49.1 million or 12.8% of net revenues, in 1998. The increase in absolute dollars was primarily due to increased headcount and the increase as a percentage of net revenues was primarily due to redundant headcount as a result of the MobileMedia merger.

   General and administrative expenses increased to $180.7 million or 29.8% of net revenues, in 1999 from $112.2 million or 29.2% of net revenues, in 1998. The increase in absolute dollars was due primarily to increased headcount, administrative and facility costs and the increase as a percentage of net revenues was primarily due to the redundant headcount, administrative and facility costs associated with MobileMedia.

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

   Operating loss was $97.7 million in 1999 compared to $94.4 million in 1998, as a result of the factors outlined above.

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

   Other expense increased to $45.2 million in 1999 from $2.0 million in 1998. Other expense in 1999 included:
   o $6.5 million for a write-off of Arch's entire investment in CONXUS Communications, Inc., a holder of narrowband PCS licenses. CONXUS filed for bankruptcy protection in May 1999.
   o a $35.8 million write-off of Arch's investment in Benbow PCS Ventures, Inc. another holder of narrowband PCS licenses. In June 1999, Arch, Benbow and Benbow's controlling shareholder agreed to terminate their business relationship and wind-up Benbow's business.

   In October 1999, Arch recognized an extraordinary gain of $7.0 million on the retirement of debt exchanged for Arch common stock. In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

   On January 1, 1999, Arch adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 resulted in a $3.4 million charge in the quarter ended March 31, 1999, which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs, which had been deferred in prior years.

   Net loss increased to $285.6 million in 1999 from $206.1 million in 1998, as a result of the factors outlined above.


LIQUIDITY AND CAPITAL RESOURCES

   Arch's business strategy requires the availability of substantial funds to finance capital expenditures for subscriber equipment and network system equipment and to service debt. Arch's net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows:

                                                               Year Ended December 31,
                                                             1998       1999       2000
                                                             ----       ----       ----
                                                                (dollars in millions)
   Net cash provided by operating activities.............  $  83.4    $  99.5    $  32.3
   Net cash used for investing activities................  $ (82.9)   $(627.2)   $ (92.5)
   Net cash (used in) provided by financing activities...  $  (2.2)   $ 529.2    $ 112.0

   Investing activities in 1999 and 2000 included a cash outflow of $516.6 million and a cash inflow of $47.8 million for the acquisitions of MobileMedia and PageNet, respectively. Financing activities in 2000 included borrowings of $175.0 million offset by cash repayments of debt of $63.6 million. Financing activities in 1999 included $217.2 million from the sale of common stock to unsecured creditors of MobileMedia and borrowings of $320.8 million in connection with the acquisition of MobileMedia as described above.

Capital Expenditures and Commitments

   Excluding acquisitions of wireless messaging businesses, Arch's capital expenditures were $113.2 million in 1998, $113.7 million in 1999 and $140.3 million in 2000. To date, Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt.

   Arch's 2000 capital expenditures primarily involved the purchase of wireless messaging units, system and transmission equipment, information systems and capitalized financing costs.

   Arch estimates that capital expenditures for 2001-2003 will be approximately $130 million per year. Such expenditures will be used primarily for subscriber equipment, network infrastructure, information systems and expansion of Arch's two-way messaging network. However, the actual amount of capital to be required by Arch will depend on a number of factors, including; subscriber growth, the type of products and services demanded by customers, service revenues, and the nature and timing of Arch's strategy to enhance its two-way messaging networks.

Other Commitments and Contingencies

   Interest payments commence September 15, 2001 on Arch's 107/8% senior discount notes. Through March 16, 2001 a total of $329.8 million principal amount at maturity of the discount notes has been exchanged for Arch common stock. Arch expects to service required interest payments out of cash made available to it by its subsidiaries. Based on the principal amount outstanding at March 16, 2001 ($137.6 million), such interest payments will equal $7.5 million on March 15 and September 15 of each year, beginning September 15, 2001, until scheduled maturity on March 15, 2008.

Sources of Funds

  Sale of SMR Licenses

   In January 2001, Arch announced an agreement with Nextel Communications, Inc. to sell its Specialized Mobile Radio (SMR) licenses to Nextel for an aggregate purchase price of $175 million. Concurrent with this transaction, Nextel agreed to invest $75 million in Arch Series F 12% Redeemable Cumulative Junior Preferred Stock.

   Pursuant to these transactions, in February 2001, Nextel advanced $250 million to Arch in the form of a $175 million loan secured by a pledge of the shares of the Arch subsidiary which owns the SMR licenses, and a $75 million unsecured loan. Upon receipt of regulatory approvals, the SMR licenses will be transferred to Nextel and the principal amount of the $175 million loan will be satisfied in consideration for such transfer, and the principal amount of the $75 million unsecured loan will be exchanged for shares of Arch Series F Preferred stock. Interest payments on such loans shall be made in shares of Series F preferred stock.

   Arch used $175.2 million of the proceeds from these transactions to prepay all required 2001 amortization payments under its senior credit facility. The remaining $75 million of proceeds, with the exception of $5 million of escrowed cash, is available for working capital purposes. Following the completion of these transactions, including the prepayment of the senior credit facility, Arch had approximately $100 million of cash on hand, and no additional borrowing capacity under its senior credit facility.

  Credit Facility

   At December 31, 2000, an Arch subsidiary had a senior credit facility in the amount of $1,298.8 million. After consideration of the $175.2 million prepayment that occurred in February 2001 in connection with the pending sale of SMR licenses to Nextel, the senior credit facility was reduced to $1,119.6 million consisting of (i) a $122.5 million Tranche A reducing revolving facility, (ii) a $64.1 million Tranche B term loan, (iii) a $662.7 million Tranche B-1 term loan and (iv) a $270.3 million Tranche C term loan.

   The February 2001 prepayment of $175.2 million satisfied all required 2001 amortization payments under the senior credit facility. The Tranche A facility will reduce on a quarterly basis commencing March 31, 2002 and will mature on June 30, 2005. The Tranche B term loan will amortize in quarterly installments commencing March 31, 2002, with an ultimate maturity date of June 30, 2005. The Tranche B-1 term loan will amortize in quarterly installments commencing March 31, 2002, with an ultimate maturity date of June 30, 2006. The Tranche C term loan will amortize in annual installments commencing December 31, 2002, with an ultimate maturity date of June 30, 2006.

   Arch believes that based on its current cash position and projected requirements, it will have sufficient cash to fund operations through December 31, 2001. For additional information, see Note 4 to Arch's consolidated financial statements. Arch's ability to borrow in the future will depend, in part, on its ability to continue to increase its adjusted earnings before interest, income taxes, depreciation and amortization.

  Equity Issued in Exchange for Debt

   In 2000, Arch issued 285,973 shares of Arch common stock in exchange for $3.5 million principal amount of Arch convertible debentures. Arch also issued 12,182,659 shares of its common stock in exchange for $165.3 million accreted value ($184.2 million maturity value) of its 107/8% senior discount notes.

   In May 2000, Arch completed a transaction with Resurgence Asset Management L.L.C. for the exchange of $91.1 million accreted value ($100.0 million maturity value) of senior discount notes held by various Resurgence entities for 1,000,000 shares of a new class of Arch's preferred stock called Series D preferred stock. Upon completion of the PageNet acquisition in November 2000 the Series D preferred stock was converted into an aggregate of 6,613,180 shares of Arch common stock.

   In the first quarter of 2001, Arch issued 8,793,350 shares of Arch common stock in exchange for $26.3 million accreted value ($26.5 million maturity value) of its 107/8% senior discount notes.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by Arch's management from time to time.

Arch may not be able to amend the terms of, or refinance, scheduled debt repayments. Failure to amend scheduled 2002 debt repayments could lead to possible defaults and liquidity problems.

   Arch's credit facility originated in June 1998 and was amended in conjunction with both the MobileMedia and PageNet acquisitions. Scheduled debt repayments between March 2002 and June 2006 were established based on expectations at the time of these transactions. Arch may not be able to repay amounts currently scheduled to be paid in 2002. If Arch's lenders do not agree to amend scheduled repayments Arch may not be able to meet its repayment obligations and its lenders could declare a default and seek immediate repayment. Such actions by Arch's lenders would prohibit interest payments on Arch's senior notes and would allow senior noteholders to declare a default and seek immediate repayment. Any action that would accelerate Arch's debt obligations could result in immediate liquidity problems.

Leverage is significant and may continue to burden Arch's operations, impair its ability to obtain additional financing, reduce the amount of cash available for operations and required debt repayments and make Arch more vulnerable to financial downturns.

   Arch has been highly leveraged, and remains leveraged to a substantial degree. Arch's ratio of total debt to latest quarter pro forma annualized adjusted earnings before interest, income taxes, depreciation and amortization was 5.4 to 1 as of December 31, 2000.

   Adjusted earnings before interest, income taxes, depreciation and amortization is not a measure defined by generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

   Leverage may:
   o limit Arch's ability to refinance or amend the terms of its existing debt obligations, including scheduled repayments between March 2002 and June 2006.
   o impair Arch's ability to obtain additional financing necessary for working capital, capital expenditures or other purposes on acceptable terms, if at all.

   o require a substantial portion of Arch's cash flow to be used to pay interest expense; for example, interest payments will commence on September 15, 2001 on Arch's 107/8% senior discount notes requiring interest payments of $7.5 million on March 15 and September 15 of each year until March 15, 2008.

   Arch may not be able to reduce its financial leverage as it intends, and may not be able to achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in adjusted earnings before interest, income taxes, depreciation and amortization, it may not be able to amend or refinance its existing debt obligations and it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

Restrictions under debt instruments may prevent Arch from declaring dividends, incurring or repaying debt, making acquisitions, altering lines of business or taking actions which its management considers beneficial.

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

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results.

   In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. In 2000 Arch experienced a further decrease of 2,073,000 units in service; 888,000 due to subscriber cancellations and 1,185,000 due to definitional changes. Arch believes the traditional messaging industry did not grow during 1999, the demand for traditional messaging services declined in 2000 and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001 as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Cancellation of units in service can significantly affect the results of operations of wireless messaging service providers. The sale and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless messaging business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, income taxes, depreciation and amortization.

Competition from larger telephone, cellular and PCS companies is intensifying and may reduce Arch's revenues and adjusted earnings before interest, income taxes, depreciation and amortization.

   Wireless messaging companies like Arch, whose units in service have been declining, increasingly compete for market share against large telephone, cellular and PCS providers like AT&T Wireless, Cingular, MCI/WorldCom, Sprint PCS, Verizon and Nextel. Arch will also compete with other messaging companies that continue to offer traditional and two-way messaging services. Some competitors possess greater financial, technical and other resources than those available to Arch. If any of such competitors were to devote additional resources to their wireless messaging business or focus on Arch's historical business segments, they could secure Arch's customers and reduce demand for its products. This could materially reduce Arch's revenues and earnings before interest, income taxes, depreciation and amortization and have a material adverse effect on earnings before interest, income taxes, depreciation and amortization.

Mobile, cellular and PCS telephone companies have introduced phones and services with substantially the same features and functions as the two-way messaging products and services provided by Arch, and have priced such devices and services competitively. The future growth and profitability of Arch depends on the success of its two-way messaging services.

   Arch's two-way messaging services will compete with other available mobile wireless services, which have already demonstrated high levels of market acceptance, including cellular, PCS and other mobile phone services. Many of these other mobile wireless phone services now include wireless messaging as an adjunct service or may replace send-and-receive messaging services entirely. It is less expensive for an end user to enhance a cellular, PCS or other mobile phone with modest data capability than to use both a mobile phone and a pager. This is because the nationwide cellular, PCS and other mobile phone carriers have subsidized the purchase of mobile phones more heavily and because prices for mobile wireless services have been declining rapidly. In addition, the availability of coverage for these services has increased, making the two types of service and product offerings more comparable. Thus, companies other than Arch seeking to provide wireless messaging services may be able to bring their products to market faster or in packages of products that consumers and businesses find more valuable than those to be provided by Arch. If this occurs, Arch's market share will erode and financial operations will be impaired.

Arch may need additional capital to expand its business and to refinance existing debt, which could be difficult to obtain. Failure to obtain additional capital may preclude Arch from developing or enhancing its products, taking advantage of future opportunities, growing its business or responding to competitive pressures.

   Arch's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including the development and implementation of two-way messaging services. Arch's future capital requirements will depend on factors that include:
   o  subscriber growth;
   o  the type of wireless messaging devices and services demanded by customers;
   o  technological developments;
   o  competitive conditions;
   o the nature and timing of Arch's strategy for developing technical resources to provide two-way messaging services; and
   o  acquisition strategies and opportunities.

Revenues and operating results may fluctuate, leading to fluctuations in trading prices and possible liquidity problems.

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for traditional messaging services and the uncertain market for two-way messaging services. Arch's current and planned expenses and debt repayment levels, are to a large extent, fixed in the short term, and are based in part on past expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any past or future revenue or cash flow shortfall. It is possible that, due to these fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. If shortfalls were to cause Arch not to meet the financial covenants or debt repayment schedules contained in its debt instruments, the debtholders could declare a default and seek immediate repayment. This may have a material adverse effect on the price of Arch's common stock and its liquidity.

Continued net losses are likely and Arch cannot predict whether it will ever be profitable.

   Arch has reported net losses in the past. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability. Many of the factors that will determine whether or not Arch attains profitability are inherently difficult to predict. These include the decreased demand for traditional messaging services and the uncertain market for two-way messaging services which compete against services offered by telephone, cellular and PCS providers, new service developments and technological change.

Obsolescence in company-owned units may impose additional costs on Arch.

   Technological change may also adversely affect the value of the units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including two-way messaging devices, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations.

Because Arch depends on Motorola for pagers and on Glenayre for other equipment, Arch's operations may be disrupted if it is unable to obtain equipment from them in the future.

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining any of this equipment, could lead to disruptions in operations and adverse financial consequences. Arch's purchase agreement with Motorola for messaging devices expires on October 1, 2001. There can be no assurance that the agreement with Motorola for messaging devices will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to Arch as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its wireless messaging services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

Challenges involved in integrating Arch and PageNet may strain Arch's capacities and may prevent the combined company from achieving intended synergies.

   Arch may not be able to successfully integrate PageNet's operations. The combination of the two companies will require, among other things, coordination of administrative, sales and marketing, customer billing and services distribution, accounting and finance functions and conversion of information and management systems. The difficulties of such integration will initially be increased by the need to coordinate geographically separate organizations and to integrate personnel with disparate business backgrounds and corporate cultures and by the fact that PageNet has suspended a significant restructuring of its own operations.

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

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. The impact of adopting SFAS No. 133 was not material; however, adopting SFAS No. 133 could increase volatility in future earnings and other comprehensive income.

   The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. SAB 101 provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. Arch adopted SAB 101 in 2000, it did not have a material impact on its results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The majority of the Company's long-term debt is subject to fixed rates of interest or interest rate protection. In the event that the interest rate on the Company's non-fixed rate debt fluctuates by 10% in either direction, Arch believes the impact on its results of operations would be immaterial. The Company transacts infrequently in foreign currency and therefore is not exposed to significant foreign currency market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   The information required by Items 10 through 13 are incorporated by reference to the Registrant's definitive Proxy Statement for its 2001 annual meeting of stockholders scheduled to be held on May 15, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Operations for Each of the Three Years in
           the Period Ended December 31, 2000
          Consolidated Statements of Stockholders' Equity (Deficit) for Each of
           the Three Years in the Period Ended December 31, 2000
          Consolidated Statements of Cash Flows for Each of the Three Years in
           the Period Ended December 31, 2000
          Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

(b)       Reports on Form 8-K

          The following reports on Form 8-K were filed during the three months ended December 31, 2000:

          Current Report on Form 8-K dated November 10, 2000 (reporting the
           Company's acquisition of Paging Network, Inc.)

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

                                        ARCH WIRELESS, INC.

                                        By:      /s/ C. Edward Baker, Jr.
                                           -----------------------------------
                                             C. Edward Baker, Jr.
                                             Chairman of the Board and Chief
                                             Executive Officer
     March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ C. Edward Baker, Jr.       Chairman of the Board           March 23, 2001
-------------------------------  and Chief Executive Officer
      C. Edward Baker, Jr.       (principal executive officer)


  /s/ John B. Saynor             Executive Vice President,       March 23, 2001
-------------------------------  Director
      John B. Saynor


  /s/ J. Roy Pottle              Executive Vice President        March 23, 2001
-------------------------------  and Chief Financial Officer
      J. Roy Pottle              (principal financial officer and
                                 principal accounting officer)



  /s/ R. Schorr Berman           Director                        March 23, 2001
-------------------------------
      R. Schorr Berman

  /s/ Gregg R. Daugherty         Director                        March 23, 2001
-------------------------------
      Gregg R. Daugherty

  /s/ John H. Gutfreund          Director                        March 23, 2001
-------------------------------
      John H. Gutfreund

                                 Director                        March 23, 2001
-------------------------------
      John Kornreich

  /s/ H. Sean Mathis             Director                        March 23, 2001
-------------------------------
      H. Sean Mathis

  /s/ Allan L. Rayfield          Director                        March 23, 2001
-------------------------------
      Allan L. Rayfield

                                 Director                        March 23, 2001
-------------------------------
      John A. Shane

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
Report of Independent Public Accountants....................................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000 ...............................................   F-3

Consolidated Statements of Operations for Each of the Three Years in the Period Ended
   December 31, 2000........................................................................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Three Years in
   the Period Ended December 31, 2000.......................................................................   F-5

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended
   December 31, 2000........................................................................................   F-6

Notes to Consolidated Financial Statements..................................................................   F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Wireless, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Wireless, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Wireless, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2001

                               ARCH WIRELESS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                               December 31,
                                                                                            1999          2000
                                                                                        -----------    -----------
                                      ASSETS
     Current assets:
        Cash and cash equivalents ...................................................   $     3,161    $    55,007
        Accounts receivable (less reserves of $16,473 and $62,918 in 1999 and
          2000, respectively) .......................................................        61,167        134,396
        Inventories .................................................................         9,101          2,163
        Prepaid expenses and other ..................................................        11,874         19,877
                                                                                        -----------    -----------
          Total current assets ......................................................        85,303        211,443
                                                                                        -----------    -----------
     Property and equipment, at cost:
        Land, buildings and improvements ............................................        20,503         36,334
        Messaging and computer equipment ............................................       667,820      1,347,468
        Furniture, fixtures and vehicles ............................................        26,321         58,270
                                                                                        -----------    -----------
                                                                                            714,644      1,442,072
        Less accumulated depreciation and amortization ..............................       314,445        444,650
                                                                                        -----------    -----------
        Property and equipment, net .................................................       400,199        997,422
                                                                                        -----------    -----------
     Intangible and other assets (less accumulated amortization of $515,195
        and $697,446 in 1999 and 2000, respectively) ................................       867,543      1,100,744
                                                                                        -----------    -----------
                                                                                        $ 1,353,045    $ 2,309,609
                                                                                        ===========    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
        Current maturities of long-term debt ........................................   $     8,060    $   177,341
        Accounts payable ............................................................        30,016         55,282
        Accrued restructuring charges ...............................................        17,111         60,424
        Accrued expenses ............................................................        43,629        102,959
        Accrued interest ............................................................        30,294         39,140
        Customer deposits ...........................................................         7,526         18,273
        Deferred revenue ............................................................        28,175         44,227
                                                                                        -----------    -----------
          Total current liabilities .................................................       164,811        497,646
                                                                                        -----------    -----------
     Long-term debt, less current maturities ........................................     1,322,508      1,679,219
                                                                                        -----------    -----------
     Other long-term liabilities ....................................................        83,285         74,509
                                                                                        -----------    -----------
     Deferred income taxes ..........................................................          --          121,994
                                                                                        -----------    -----------
     Commitments and contingencies
     Stockholders' equity (deficit):
        Preferred stock--$.01 par value, authorized 10,000,000 shares; issued 250,000 shares (aggregate liquidation preference of $28,176 and
          $30,504 in 1999 and 2000, respectively) ...................................             3              3
        Common stock--$.01 par value, authorized 300,000,000 shares, issued and outstanding: 47,263,500 and 161,536,656 shares in 1999 and
          2000, respectively ........................................................           472          1,615
        Class B common stock--$.01 par value, authorized 10,000,000 shares;
          issued and outstanding: 3,968,164 and 1,991,945 shares in 1999 and
          2000, respectively ........................................................            40             20
        Additional paid-in capital ..................................................       661,413      1,126,281
        Accumulated other comprehensive income ......................................          --              (82)
        Accumulated deficit .........................................................      (879,487)    (1,191,596)
                                                                                        -----------    -----------
          Total stockholders' equity (deficit) ......................................      (217,559)       (63,759)
                                                                                        -----------    -----------
                                                                                        $ 1,353,045    $ 2,309,609
                                                                                        ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                         Years Ended December 31,
                                                                   1998            1999            2000
                                                                   ----            ----            ----
     Service, rental and maintenance revenues .............   $    371,154    $    591,389    $    794,997
     Product sales ........................................         42,481          50,435          56,085
                                                              ------------    ------------    ------------
          Total revenues ..................................        413,635         641,824         851,082
     Cost of products sold ................................        (29,953)        (34,954)        (35,861)
                                                              ------------    ------------    ------------
                                                                   383,682         606,870         815,221
                                                              ------------    ------------    ------------
     Operating expenses:
        Service, rental and maintenance ...................         80,782         132,400         182,993
        Selling ...........................................         49,132          84,249         107,208
        General and administrative ........................        112,181         180,726         263,901
        Depreciation and amortization .....................        221,316         309,434         500,831
        Restructuring charge ..............................         14,700          (2,200)          5,425
                                                              ------------    ------------    ------------
          Total operating expenses ........................        478,111         704,609       1,060,358
                                                              ------------    ------------    ------------
     Operating income (loss) ..............................        (94,429)        (97,739)       (245,137)
     Interest expense .....................................       (104,019)       (144,924)       (167,621)
     Interest income ......................................          1,766           1,896           1,451
     Other expense ........................................         (1,960)        (45,221)         (3,082)
     Equity in loss of affiliate ..........................         (5,689)         (3,200)           --
                                                              ------------    ------------    ------------
     Income (loss) before income tax benefit, extraordinary
        items and accounting change .......................       (204,331)       (289,188)       (414,389)
     Benefit from income taxes ............................           --              --            46,006
                                                              ------------    ------------    ------------
     Income (loss) before extraordinary items and
        accounting change .................................       (204,331)       (289,188)       (368,383)
     Extraordinary gain (loss) from early extinguishment of
        debt ..............................................         (1,720)          6,963          58,603
     Cumulative effect of accounting change ...............           --            (3,361)           --
                                                              ------------    ------------    ------------
     Net income (loss) ....................................       (206,051)       (285,586)       (309,780)
     Accretion of redeemable preferred stock ..............           --              --            (4,223)
     Preferred stock dividend .............................         (1,030)         (2,146)         (2,329)
                                                              ------------    ------------    ------------
     Net income (loss) applicable to common stockholders ..   $   (207,081)   $   (287,732)   $   (316,332)
                                                              ============    ============    ============
     Basic/diluted income (loss) per common share before
        extraordinary item and accounting change ..........   $     (29.34)   $      (9.21)   $      (4.86)
     Extraordinary gain (loss) from early extinguishment of
        debt per basic/diluted common share ...............          (0.25)           0.22            0.76
     Cumulative effect of accounting change per
        basic/diluted common share ........................           --             (0.11)           --
                                                              ------------    ------------    ------------
     Basic/diluted net income (loss) per common share .....   $     (29.59)   $      (9.10)   $      (4.10)
                                                              ============    ============    ============
     Basic/diluted weighted average number of common shares
        outstanding .......................................      6,997,730      31,603,410      77,122,659
                                                              ============    ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                                                                                   Accumulated                 Total
                                                              Class B  Additional     Other                  Stockholders'
                                            Preferred Common  Common    Paid-in   Comprehensive Accumulated    Equity
                                              Stock   Stock    Stock    Capital       Income      Deficit     (Deficit)
                                             ------- -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 1997...............    $    -- $    70  $    --  $  351,349  $        --  $  (384,674) $   (33,255)
   Net loss..............................         --      --       --          --           --     (206,051)    (206,051)
   Exercise of options to purchase
     31,344 shares of common stock.......         --      --       --         294           --           --          294
   Issuance of 250,000 shares of
     preferred stock.....................          3      --       --      24,997           --           --       25,000
   Issuance of 85,996 shares of common
     stock under Arch's employee stock
     purchase plan.......................         --       1       --         548           --           --          549
   Preferred stock dividend..............         --      --       --       1,030           --       (1,030)          --
                                             ------- -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 1998...............          3      71       --     378,218           --     (591,755)    (213,463)
   Net loss..............................         --      --       --          --           --     (285,586)    (285,586)
   Issuance of 30,847,004 shares of
     common stock and 5,360,261 of Class
     B common stock in rights offering...         --     308       54     216,881           --           --      217,243
   Issuance of 4,781,656 shares of
     common stock to acquire company.....         --      48       --      20,035           --           --       20,083
   Shares to be issued in connection
     with the Benbow settlement..........         --      --       --      22,836           --           --       22,836
   Issuance of 3,136,665 shares of
     common stock in exchange for debt...         --      31       --      21,106           --           --       21,137
   Issuance of 34,217 shares of common
     stock under Arch's employee stock
     purchase plan.......................         --      --       --         191           --           --          191
   Conversion of Class B common stock
     into common stock...................         --      14      (14)         --           --           --           --
   Preferred stock dividend..............         --      --       --       2,146           --       (2,146)          --
                                             ------- -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 1999...............          3     472       40     661,413           --     (879,487)    (217,559)
   Net loss..............................         --      --       --          --           --     (309,780)    (309,780)
   Foreign currency translation
     adjustments.........................         --      --       --          --          (82)          --          (82)
                                                                                                             -----------
     Total comprehensive loss............                                                                       (309,862)
   Issuance of 89,896,907 shares of
     common stock to acquire company.....         --     899       --     262,499           --           --      263,398
   Issuance of 12,468,632 shares of
     common stock in exchange for debt...         --     125       --     156,851           --           --      156,976
   Issuance of 6,613,180 shares of
     common stock in exchange for
     redeemable preferred stock..........         --      66       --      46,849           --           --       46,915
   Issuance of 2,856,721 shares of
     common stock in connection with the
     Benbow settlement...................         --      28       --         (28)          --           --           --
   Issuance of 459,133 shares of common
     stock under Arch's employee stock
     purchase plan.......................         --       5       --         570           --           --          575
   Exercise of Warrants to purchase
     2,364 shares of common stock........         --      --       --          21           --           --           21
   Conversion of Class B common stock
     into common stock...................         --      20      (20)         --           --           --           --
   Preferred stock accretion.............         --      --       --      (4,223)          --           --       (4,223)
   Preferred stock dividend..............         --      --       --       2,329           --       (2,329)          --
                                             ------- -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 2000.................  $   3   $ 1,615  $    20  $1,126,281  $       (82) $(1,191,596) $   (63,759)
                                             ======= =======  =======  ==========  ===========  ===========  ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Years Ended December 31,
                                                                       1998           1999           2000
                                                                       ----           ----           ----
     Cash flows from operating activities:
        Net income (loss) .....................................   $  (206,051)   $  (285,586)   $  (309,780)
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation and amortization .......................       221,316        309,434        500,831
          Deferred income tax benefit .........................          --             --          (46,006)
          Extraordinary loss (gain) from early extinguishment .         1,720         (6,963)       (58,603)
             of debt
          Cumulative effect of accounting change ..............          --            3,361           --
          Equity in loss of affiliate .........................         5,689          3,200           --
          Accretion of discount on long-term debt .............        37,115         41,566         28,277
          Other non-cash interest expense .....................          --            2,904          2,361
          Gain on tower site sale .............................        (1,859)        (1,871)        (1,983)
          Write-off of N-PCS investments ......................          --           37,498           --
          Accounts receivable loss provision ..................         8,545         15,265         33,015
          Changes in assets and liabilities, net of effect
             from acquisitions of companies:
             Accounts receivable ..............................        (9,151)       (18,369)       (41,129)
             Inventories ......................................         2,314          1,728          7,381
             Prepaid expenses and other .......................        (3,090)         7,000          6,944
             Accounts payable and accrued expenses ............        24,649         (2,986)       (74,550)
             Customer deposits and deferred revenue ...........           549         (7,554)        (8,495)
             Other long-term liabilities ......................         1,634            909         (5,938)
                                                                  -----------    -----------    -----------
     Net cash provided by operating activities ................        83,380         99,536         32,325
                                                                  -----------    -----------    -----------

     Cash flows from investing activities:
        Additions to property and equipment, net ..............       (79,249)       (95,208)      (127,833)
        Additions to intangible and other assets ..............       (33,935)       (18,443)       (12,452)
        Net proceeds from tower site sale .....................        30,316          3,046           --
        Acquisition of companies, net of cash acquired ........          --         (516,561)        47,785
                                                                  -----------    -----------    -----------
     Net cash used for investing activities ...................       (82,868)      (627,166)       (92,500)
                                                                  -----------    -----------    -----------

     Cash flows from financing activities:
        Issuance of long-term debt ............................       460,964        473,783        174,960
        Repayment of long-term debt ...........................      (489,014)      (162,059)       (63,560)
        Net proceeds from sale of preferred stock .............        25,000           --             --
        Net proceeds from sale of common stock ................           843        217,434            596
                                                                  -----------    -----------    -----------
     Net cash (used in) provided by financing activities ......        (2,207)       529,158        111,996
                                                                  -----------    -----------    -----------
     Effect of exchange rate changes on cash ..................          --             --               25
                                                                  -----------    -----------    -----------
     Net (decrease) increase in cash and cash equivalents .....        (1,695)         1,528         51,846
     Cash and cash equivalents, beginning of period ...........         3,328          1,633          3,161
                                                                  -----------    -----------    -----------
     Cash and cash equivalents, end of period .................   $     1,633    $     3,161    $    55,007
                                                                  ===========    ===========    ===========

     Supplemental disclosure:
        Interest paid .........................................   $    57,151    $    91,151    $   128,155
                                                                  ===========    ===========    ===========
        Issuance of common stock for acquisitions of companies    $      --      $    20,083    $   263,398
                                                                  ===========    ===========    ===========
        Liabilities assumed in acquisitions of companies ......   $      --      $   134,429    $ 1,059,431
                                                                  ===========    ===========    ===========
        Issuance of common stock for debt .....................   $      --      $    21,137    $   156,976
                                                                  ===========    ===========    ===========
        Issuance of common stock for redeemable preferred stock   $      --      $      --      $    46,915
                                                                  ===========    ===========    ===========
        Preferred stock dividend ..............................   $     1,030    $     2,146    $     2,329
                                                                  ===========    ===========    ===========
        Accretion of redeemable preferred stock ...............   $      --      $      --      $     4,223
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

                               ARCH WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

   Organization--Arch Wireless, Inc. ("Arch" or the "Company") is a leading provider of wireless messaging and information services in the United States. Currently, Arch primarily provides traditional paging services, which enable subscribers to receive messages on their pagers composed entirely of numbers, such as a phone number, or on some pagers, numbers and letters, which enable subscribers to receive text messages. Arch has also begun to market and sell two-way wireless messaging services which enable subscribers to respond to messages or create and send wireless email messages to other wireless messaging devices (including pagers and personal digital assistants or PDAs) and to personal computers. Arch also offers wireless information services, such as stock quotes, news and other wireless information delivery services, voice mail, personalized greeting, message storage and retrieval, equipment loss protection and equipment maintenance. These services are commonly referred to as wireless messaging and information services.

   Risks and Other Important Factors--Arch sustained net losses of $206.1 million, $285.6 million and $309.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Arch's loss from operations for the year ended December 31, 2000 was $245.1 million. In addition, at December 31, 2000, Arch had an accumulated deficit of approximately $63.8 million and a deficit in working capital of $286.2 million although $175.2 million of current maturities of long term debt were repaid in February 2001, see Note 4 for description of the transaction. Arch's losses from operations and net losses are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

   Arch's operations require the availability of substantial funds to finance the maintenance and growth of its existing messaging operations, its subscriber base and to enhance and expand its two-way messaging networks. At December 31, 2000, Arch had approximately $1,856.6 million outstanding under its credit facility, senior notes, capital leases and other long-term debt. Amounts available under its credit facility are subject to certain financial covenants and other restrictions. At December 31, 2000, Arch was in compliance with each of the covenants under its credit facility. Arch's ability to borrow additional amounts in the future, including amounts currently available under the credit facility is dependent on Arch's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets. At December 31, 2000, Arch had $4.0 million of borrowings available under its credit facility. Arch believes that based on its current cash position and projected requirements, Arch will have sufficient cash to fund operations through December 31, 2001. It believes that its capital needs for the foreseeable future will be funded with available cash on hand, , borrowings under current and future credit facilities, net cash provided by operations and, depending on Arch's needs and market conditions, possible sales of equity or debt securities. For additional information, see Note 4.

   Arch is also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, government regulation and subscriber turnover.

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

   Revenue Recognition--Arch recognizes revenue under rental and service agreements with customers as the related services are performed. Maintenance revenues and related costs are recognized ratably over the respective terms of the agreements. Sales of equipment are recognized upon delivery. In some cases, Arch enters into transactions which include the sale of both products and services. The Company allocates the value of the arrangement to each element based on the residual method. Under the residual method, the fair value of the undelivered elements, typically services, is deferred and subsequently realized when earned. Commissions are recognized as an expense when incurred. On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. Arch adopted SAB 101 in 2000, it did not have a material impact on its results of operations.

   Cash Equivalents--Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.

   Inventories--Inventories consist of new messaging devices, which are held primarily for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   Property and Equipment--Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

                                                                    Estimated
   Asset Classification                                            Useful Life
   --------------------                                            -----------
   Buildings and improvements.................................       20 Years
   Leasehold improvements.....................................      Lease Term
   Messaging devices..........................................       2 Years
   Messaging and computer equipment...........................      3-8 Years
   Furniture and fixtures.....................................      5-8 Years
   Vehicles...................................................       3 Years

   Depreciation and amortization expense related to property and equipment totaled $101.1 million, $144.9 million and $211.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   On October 1, 2000, Arch revised the estimated depreciable life of its subscriber equipment from three to two years. The change in useful life resulted from Arch's expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. As a result of this change depreciation expense increased approximately $19.3 million in the fourth quarter of 2000.

   Long-Lived Assets--In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Arch evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows. To date, Arch has not had any such impairments.

   Fair Value of Financial Instruments--Arch's financial instruments, as defined under SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash, its debt financing and interest rate protection agreements. The fair value of cash is equal to the carrying value at December 31, 1999 and 2000. The fair value of the debt and interest rate protection agreements are included in Note 4.

   Reverse Stock Split --On June 28, 1999, Arch effected a one for three reverse stock split. All share and per share data for all periods presented have been adjusted to give effect to this reverse split.

   Derivative Instruments and Hedging Activities--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. The impact of adopting SFAS No. 133 was not material; however, adopting SFAS No. 133 could increase volatility in future earnings and other comprehensive income.


2. Acquisitions

   On June 3, 1999 Arch completed its acquisition of MobileMedia Communications, Inc. for $671.1 million, consisting of cash paid of $516.6 million, including direct transaction costs, 4,781,656 shares of Arch common stock valued at $20.1 million and the assumption of liabilities of $134.4 million. The cash payments were financed through the issuance of approximately 36.2 million shares of Arch common stock (including approximately 5.4 million shares of Arch Class B common stock) in a rights offering for $6.00 per share, the issuance of $147.0 million principal amount of 13 3/4% senior notes due 2008 (see Note 4) and additional borrowings under the Company's credit facility.

   Arch issued to four unsecured creditors, who had agreed to purchase shares not purchased by other unsecured creditors in the rights offering, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share. The fair value of these warrants was determined to be immaterial.

   The acquisition was accounted for as a purchase and the results of MobileMedia's operations have been included in the consolidated financial statements from the date of acquisition.

   The liabilities assumed in the MobileMedia transaction, referred to above, include an unfavorable lease accrual related to MobileMedia's rentals on communications towers, which were in excess of market rental rates. This accrual amounted to approximately $52.9 million and is included in other long-term liabilities. This accrual is being amortized over the remaining lease term of 12 3/4 years. Concurrent with the consummation of the MobileMedia acquisition, Arch developed a plan to integrate the operations of MobileMedia. The liabilities assumed, referred to above, includes a $14.5 million restructuring accrual to cover the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note 10).

   On November 10, 2000, Arch completed its acquisition of Paging Network, Inc. (PageNet) for $1.35 billion consisting of 89,896,907 shares of Arch common stock valued at $263.4 million, the assumption of liabilities of $1.06 billion, including a deferred tax liability of $168.0 million arising in purchase accounting, and $27.6 million of transaction costs. In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Arch's common stock.

   The merger was accompanied by a re-capitalization of Arch and PageNet involving the exchange of common stock for outstanding debt. Arch offered to exchange a total of 29,651,984 shares of its common stock for all of its outstanding 107/8% senior discount notes that were outstanding on November 7, 1999; Arch exchanged shares of its common stock for a significant portion of these discount notes (see Note 4).

   In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   The purchase price for these acquisitions was allocated based on the fair values of assets acquired and liabilities assumed. The purchase price allocation for PageNet is preliminary as of December 31, 2000, and the Company expects it to be finalized over the next three quarters. The acquisition was accounted for as a purchase, and the results of PageNet's operations have been included in the consolidated financial statements from the date of acquisition.

   Concurrent with the consummation of the PageNet acquisition, Arch management developed a plan to integrate the operations of PageNet. The liabilities assumed in the PageNet transaction, referred to above, include a $76.0 million restructuring accrual related to the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note
10).

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been completed at the beginning of the period presented, or of results that may occur in the future.

                                                                                    Year Ended          Year Ended
                                                                                 December 31, 1999  December 31, 2000
                                                                                 -----------------  -----------------
                                                                                (unaudited and in thousands except for
                                                                                          per share amounts)
   Revenues................................................................          $ 1,803,519        $ 1,534,986
   Income (loss) before extraordinary item.................................             (429,994)          (501,138)
   Net income (loss).......................................................             (433,355)          (442,535)
   Basic/diluted net income (loss) per common share........................                (2.55)             (2.79)

3. Intangible and Other Assets

   Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                                                                December 31,
                                                                                            1999            2000
                                                                                            ----            ----
   Purchased Federal Communications Commission licenses...........................      $    354,246    $    451,431
   Purchased subscriber lists.....................................................           239,114         412,015
   Goodwill.......................................................................           249,010         163,027
   Restricted cash................................................................                --          35,280
   Deferred financing costs.......................................................            19,915          24,905
   Other..........................................................................             5,258          14,086
                                                                                        ------------    ------------
                                                                                        $    867,543    $  1,100,744
                                                                                        ============    ============

   Amortization expense related to intangible and other assets totaled $120.2 million, $164.6 million and $289.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   Included in purchased Federal Communications Commissions licenses are $175.0 million of 900 MHz SMR (Specialized Mobile Radio) licenses which are held for sale to Nextel Communications, Inc. (see Note 12).

   During the fourth quarter of 2000, the Company reviewed the remaining lives of its intangible assets. Due to the nature of change in the traditional messaging industry and the new technologies for two-way messaging, effective October 1, 2000 the Company changed the remaining lives on purchased subscriber lists, purchased Federal Communications Commission licenses and goodwill which resulted from acquisitions prior to 2000 as follows:

                                                                                        Book Value at
                                                                                         December 31,    Estimated
   Intangible Asset Classification                                                          2000        Useful Life
   -------------------------------                                                          ----        -----------
   Purchased Federal Communications Commission licenses...........................      $    276,420     24 Months
   Purchased subscriber lists.....................................................           137,426     12 Months
   Goodwill.......................................................................           163,027     12 Months

   These changes resulted in additional amortization expense in 2000 of $103.5 million.

   The purchased subscriber list, acquired in conjunction with the acquisition of PageNet had a net book value at December 31, 2000 of $274.6 million and is being amortized over a three year period.

   Deferred financing costs incurred in connection with Arch's credit agreements (see Note 4) are being amortized over periods not to exceed the terms of the related agreements. As credit agreements are amended and restated, unamortized deferred financing costs are written off as an extraordinary charge. During 1998, a charge of $1.7 million was recognized in connection with the closing of a new credit facility.

   Other assets consist of a note receivable from Vast, contract rights, organizational and Federal Communications Commission application and development costs which are amortized using the straight-line method over their estimated useful lives, not exceeding ten years.

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

   N-PCS Investments--In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc., Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. Benbow holds exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband PCS license in each of the five regions of the United States. Arch's investment in Benbow was accounted for under the equity method whereby Arch's share of Benbow's losses, since the acquisition date of Westlink, are recognized in Arch's accompanying consolidated statements of operations under the caption equity in loss of affiliate.

   In June 1999, Arch, Benbow and Benbow's controlling stockholder, agreed that:
   o the shareholders agreement, the management agreement and the employment agreement governing the establishment and operation of Benbow would be terminated;
   o Benbow would not make any further Federal Communications Commission payments and would not pursue construction of a narrowband PCS system;
   o Arch would not be obligated to fund Federal Communications Commission payments or construction of a narrowband PCS system by Benbow;
   o the parties would seek Federal Communications Commission approval of the forgiveness of Benbow's remaining payment obligations and the transfer of the controlling stockholder's equity interest in Benbow to Arch;
   o the closing of the transaction would occur on the earlier of January 23, 2001 or receipt of Federal Communications Commission approval;
   o Arch would pay the controlling stockholder, in installments, an aggregate amount of $3.5 million if the transaction closes before January 23, 2001 or $3.8 million if the transaction closes on January 23, 2001.

   As a result of these arrangements, Benbow does not have any meaningful business operations and is unlikely to retain its narrowband PCS licenses. Therefore, Arch wrote off substantially all of its investment in Benbow in the amount of $8.2 million in June 1999. Arch accrued the payment to the controlling stockholder of $3.8 million and legal and other expenses of approximately $1.0 million, which are included in accrued expenses. In addition, Arch guaranteed Benbow's obligations in conjunction with Benbow's June 1998 purchase of the stock of PageCall. Since Benbow was unable to meet these obligations and Arch was required to settle the obligation in its stock, Arch recorded the issuance of $22.8 million of its common stock in additional paid-in capital and as a charge to operations in June 1999, to satisfy the obligation. In April 2000, Arch issued the stock to the shareholders of PageCall.

   On November 8, 1994, CONXUS Communications, Inc. was successful in acquiring the rights to an interactive messaging license in five designated regions in the United States from the Federal Communications Commission narrowband wireless spectrum auction. On May 18, 1999, CONXUS filed for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware, which case was converted to a case under Chapter 7 on August 17, 1999. In June 1999, Arch wrote-off its $6.5 million investment in CONXUS. On November 3, 1999, in order to document its disposition of any interest it has, if any, in CONXUS, Arch offered to transfer to CONXUS its shares in CONXUS for no consideration. The Chapter 7 trustee accepted this offer on December 9, 1999.

   All of the above charges, totaling $42.3 million, are included in other expense in 1999 in the accompanying statement of operations.


4. Long-term Debt

   Long-term debt consisted of the following (in thousands):

                                                                                  December 31,
                                                            ------------------------------------------------------
                                                                        1999                        2000
                                                                        ----                        ----
                                                            Carrying Value  Fair Value  Carrying Value  Fair Value
                                                            --------------  ----------  --------------  ----------
   Senior Bank Debt.......................................  $    438,940  $    438,940  $  1,135,113  $  1,070,757
   Canadian Bank Debt.....................................            --            --        63,355        63,355
   10 7/8% Senior Discount Notes due 2008.................       393,917       173,323       160,272        40,068
   9 1/2% Senior Notes due 2004...........................       125,000        95,000       125,000        85,000
   14% Senior Notes due 2004..............................       100,000        83,000       100,000        75,000
   12 3/4% Senior Notes due 2007..........................       127,887       101,030       128,168        46,140
   13 3/4% Senior Notes due 2008..........................       140,365       113,685       141,167        50,820
   Other..................................................         4,459         1,812         3,485         2,539
                                                            ------------                ------------
                                                               1,330,568                   1,856,560
   Less--Current maturities...............................         8,060                     177,341
                                                            ------------                ------------
   Long-term debt.........................................  $  1,322,508                $  1,679,219
                                                            ============                ============

   Arch's debt financing primarily consists of senior bank debt and fixed rate senior notes. Arch's senior bank debt trades on a limited basis, therefore the fair value at December 31, 2000 was determined with reference to market quotes. Arch considers the fair value of the Canadian bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest. Arch's fixed rate senior notes are traded publicly. The fair values of the fixed rate senior notes were based on current market quotes as of December 31, 1999 and 2000.

   Senior Bank Debt--The Company, through its operating subsidiary, Arch Wireless Holdings, Inc. (AWHI) has a senior credit facility in the current amount of $1,298.8 million consisting of (i) a $157.5 million tranche A reducing revolving facility, (ii) a $95.0 million tranche B term loan, (iii) a $746.4 million tranche B-1 term loan which is recorded net of $159.7 million discount at December 31, 2000, and (iv) a $299.9 million tranche C term loan.

   The tranche A facility began reducing on a quarterly basis on September 30, 2000 and will mature on June 30, 2005. The tranche B term loan began amortizing in quarterly installments on September 30, 2000, with an ultimate maturity date of June 30, 2005. The tranche B-1 term loan will be amortized in quarterly installments commencing March 31, 2001, with an ultimate maturity date of June 30, 2006. The tranche C term loan began amortizing in annual installments on December 31, 1999, with an ultimate maturity date of June 30, 2006. In addition to these scheduled reductions and repayments, AWHI is required to repay $110 million of senior bank debt no later than November 10, 2001, with such amount being applied on a pro rata basis to the tranche B, tranche B-1 and tranche C term loans.

   AWHI's obligations under the senior credit facility are secured by its pledge of its interests in certain of its operating subsidiaries. The senior credit facility is guaranteed by Arch and certain of Arch's operating subsidiaries. Arch's guarantee is secured by a pledge of Arch's stock and notes in its wholly-owned subsidiary Arch Wireless Communications, Inc. (AWCI), and the guarantees of the operating subsidiaries are secured by a security interest in certain assets of those operating subsidiaries.

   Borrowings under the senior credit facility bear interest based on a reference rate equal to either the agent bank's alternate base rate or LIBOR, in each case plus a margin (3.375% on tranche A, tranche B and tranche B-1 and 6.875% on tranche C at December 31, 2000) based on specified ratios of debt to annualized earnings before interest, income taxes, depreciation and amortization.

   The senior credit facility requires payment of fees on the daily average amount available to be borrowed under the tranche A facility. These fees vary depending on specified ratios of total debt to annualized earnings before interest, income taxes, depreciation and amortization.

   The senior credit facility requires that at least 50% of total AWCI debt, including outstanding borrowings under the senior credit facility, be subject to a fixed interest rate or interest rate protection agreements. Entering into interest rate protection agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the prevailing interest rates specified in the senior credit facility.

   Arch had off-balance-sheet interest rate protection agreements consisting of an interest rate cap with a notional amount of $10.0 million, at December 31, 1999 and interest rate swaps with an aggregate notional amount of $400.0 million at December 31, 2000. The cost to terminate the outstanding interest rate cap and interest rate swaps at December 31, 1999 and 2000 would have been $4.5 million and $9.1 million, respectively.

   Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. No interest rate swaps on the senior credit facility were outstanding at December 31, 1999. At December 31, 2000, the Company had a net payable of $501 thousand, on the interest rate swaps.

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

   In addition, the senior credit facility requires Arch and its subsidiaries to meet certain financial covenants, including ratios of earnings before interest, income taxes, depreciation and amortization to fixed charges, earnings before interest, income taxes, depreciation and amortization to debt service, earnings before interest, income taxes, depreciation and amortization to interest service and total indebtedness to earnings before interest, income taxes, depreciation and amortization. As of December 31, 2000, Arch and its operating subsidiaries were in compliance with the covenants of the senior credit facility.

   As of December 31, 2000, $1,294.8 million was outstanding and $4.0 million was available under the senior credit facility. At December 31, 2000, such advances bore interest at an average annual rate of 9.73%.

   Canadian Bank Debt--The Company, through its Canadian operating subsidiary, Paging Network Canada Holdings, Inc., has two credit agreements which provide for total borrowings of approximately $72.8 million. As of December 31, 2000, approximately $63.4 million of borrowings were outstanding under these credit facilities. Additional borrowings are available under these facilities, provided that minimum collateral requirements and certain financial conditions are met. Maximum borrowing that may be outstanding under the credit facilities are permanently reduced beginning on March 31, 2002, by the following amounts: 2002
- $0.7 million; 2003 - $4.0 million and 2004 - $58.7 million. Both credit agreements expire on December 31, 2004. Borrowings under the agreements bear interest based on the agent bank's prime rate plus a margin based on specified ratios of debt to annualized earnings before interest, income taxes, depreciation and amortization.

   The two Canadian credit agreements are secured by $35.3 million of cash collateral which is included in other assets and a general security interest in all the assets of the Canadian subsidiary. Any liabilities of the Canadian subsidiary, including borrowings under its two credit agreements, have no recourse to Arch or any of its other assets.

   Senior Notes--Interest on Arch's 107/8% senior discount notes due 2008 does not accrue prior to March 15, 2001. Commencing September 15, 2001, interest on the senior discount notes is payable semi-annually at an annual rate of 107/8%. The maturity value of the senior discount notes outstanding at December 31, 2000 was $164.2 million.

   Interest on AWCI's 13 3/4% senior notes due 2008, 12 3/4% senior notes due 2007, 14% senior notes due 2004 and 9 1/2% senior notes due 2004 (collectively, the "Senior Notes") is payable semiannually. The senior discount notes and Senior Notes contain certain restrictive and financial covenants, which, among other things, limit the ability of Arch or AWCI to:
   o  incur additional indebtedness;
   o  pay dividends;
   o  grant liens on its assets;
   o  sell assets;
   o  enter into transactions with related parties;
   o  merge, consolidate or transfer substantially all of its assets;
   o  redeem capital stock or subordinated debt;
   o  make certain investments.

   The Senior Notes are generally unsecured, however, the 9 1/2% Notes and 14% Notes are secured on a pari passu basis with the lenders under the senior credit facility in the assets of certain subsidiaries of AWHI.

   During 1998, AWCI entered into interest rate swap agreements in connection with the AWCI 14% notes. Under the interest rate swap agreements, Arch effectively reduced the interest rate on the AWCI 14% notes from 14% to the fixed swap rate of 9.45%. As of December 31, 1999, one of these interest rate swap agreements remained outstanding with a notional amount of $107 million. In December 2000, the Company restructured the $107 million interest rate swap. Under the terms of the restructured interest rate swap between AWHI and the counterparty, the notional amount was increased to $350 million and the fixed swap rate was reduced to 7.1% (see Senior Bank Debt). In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the 14% interest rate specified on the notes. As of December 31, 2000, Arch had received $5.2 million in excess of the amounts paid under the swap agreements, which is included in other long-term liabilities in the accompanying balance sheet.

   Convertible Subordinated Debentures--At December 31, 2000, $946,000 of Arch convertible subordinated debentures were outstanding and included in long-term debt. The debentures are convertible at their principal amount into shares of Arch common stock at any time prior to redemption or maturity at an initial conversion price of $50.25 per share, subject to adjustment, and bear interest at a rate of 6 3/4% per annum, payable semiannually on June 1 and December 1.

   Debt Exchanged for Equity--In October 1999, Arch completed transactions with four bondholders in which Arch issued an aggregate of 3,136,665 shares of Arch common stock and warrants to purchase 540,487 shares of Arch common stock for $9.03 per share in exchange for $25.2 million accreted value of debt securities. Under two of the exchange agreements, Arch issued 809,545 shares of Arch common stock and warrants to purchase 540,487 shares of Arch common stock for $9.03 per share in exchange for $8.9 million principal amount of Arch convertible debentures. Arch recorded $2.9 million of non-cash interest expense in conjunction with these transactions. Under the remaining exchange agreements, Arch issued 2,327,120 shares of Arch common stock in exchange for $16.3 million accreted value ($19.0 million maturity value) of its senior discount notes. Arch recorded an extraordinary gain of $7.0 million on the early extinguishment of debt as a result of these transactions.

   In 2000, Arch issued 285,973 shares of Arch common stock in exchange for $3.5 million principal amount of Arch convertible debentures. Arch also issued 12,182,659 shares of Arch common stock in exchange for $165.3 million accreted value ($184.2 million maturity value) of its senior discount notes. Arch recorded an extraordinary gain of $14.2 million on the early extinguishment of debt as a result of these transactions.

   On May 10, 2000, Arch announced it had completed an agreement with Resurgence Asset Management L.L.C. for the exchange of $91.1 million accreted value ($100.0 million maturity value) of senior discount notes held by various Resurgence entities for 1,000,000 shares of a new class of Arch's preferred stock called Series D preferred stock. The Series D preferred stock was converted into an aggregate of 6,613,180 shares of common stock upon completion of Arch's merger with PageNet.

   Arch recorded an extraordinary gain of $44.4 million on the early extinguishment of debt as a result of this transaction based on the difference between the carrying value of the exchanged debt, including deferred financing fees, and the fair value of the preferred stock issued. Arch recorded $4.2 million of accretion on this preferred stock prior to its conversion to common stock on November 10, 2000.

   Maturities of Debt--Scheduled long-term debt maturities at December 31, 2000 are as follows (in thousands):

   Year Ending December 31,
   ------------------------
   2001............................................................................................     $     177,341
   2002............................................................................................           154,433
   2003............................................................................................           196,174
   2004............................................................................................           495,784
   2005............................................................................................           201,867
   Thereafter......................................................................................           790,678
                                                                                                        -------------
                                                                                                            2,016,277
   Less--Discount on assumed bank debt..............................................................          159,717
                                                                                                        -------------
                                                                                                        $   1,856,560
                                                                                                        =============

   In February 2001, Arch used a portion of the proceeds received in the Nextel transaction (see Note 12) to voluntarily prepay $175.2 million of amortization scheduled to occur under its senior credit facility during 2001. Following this transaction, amounts outstanding under the senior credit facility totaled $1,119.6 million and consisted of (i) a $122.5 million tranche A reducing revolving facility, (ii) a $64.1 million tranche B term loan, (iii) a $662.7 million tranche B-1 term loan, and (iv) a 270.3 million tranche C term loan. Mandatory reductions of the tranche A facility and amortization of the tranche B, tranche B-1 and tranche C term loans will commence on March 31, 2002 in accordance with the terms of the senior credit facility.

5. Redeemable Preferred Stock and Stockholders' Equity

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

   Class B Common Stock--Shares of Arch Class B common stock are identical in all respects to shares of Arch common stock, except that a holder of Class B common stock is not entitled to vote in the election of directors and is entitled to 1/100th vote per share on all other matters voted on by Arch stockholders. Shares of class B common stock will automatically convert into an identical number of shares of common stock upon transfer of Class B common shares to any person or entity, other than any person or entity that received shares of Class B common stock in the initial distribution of those shares or any affiliate of such person or entity. During 1999 and 2000, 1,392,097 and 1,976,219 shares of Class B common stock were converted to common stock.

   Warrants--In connection with the acquisition of MobileMedia and certain debt for equity exchanges previously discussed, Arch issued approximately 50.0 million warrants to purchase Arch common stock. Each warrant represents the right to purchase one-third of one share of Arch common stock at an exercise price of $3.01 ($9.03 per share). The warrants expire on September 1, 2001.

   Stock Options--Arch has stock option plans, which provide for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase Arch common stock. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Options generally vest over a five-year period from the date of grant. However, in certain circumstances, options may be immediately exercisable in full. Options generally have a duration of 10 years. The plans provide for the granting of options to purchase a total of 9,131,865 shares of common stock.

   As a result of the PageNet merger, each outstanding option to purchase PageNet common stock became fully exercisable and vested and was converted into an option to purchase the same number of shares of Arch common stock that the holder of the option would have received in the merger if the holder had exercised the option immediately prior to the merger.

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

   The following table summarizes the activity under Arch's stock option plans for the periods presented:

                                                                                                              Weighted
                                                                                                  Number      Average
                                                                                                    of        Exercise
                                                                                                 Options       Price
                                                                                               -----------   ---------
   Options outstanding at December 31, 1997................................................        453,643   $   29.22
      Granted..............................................................................        656,096       14.27
      Exercised............................................................................        (31,344)       9.38
      Terminated...........................................................................       (429,627)      28.54
                                                                                               -----------   ---------
   Options outstanding at December 31, 1998................................................        648,768       15.51
      Granted..............................................................................      1,295,666        7.80
      Exercised............................................................................             --         --
      Terminated...........................................................................       (109,672)      13.89
                                                                                               -----------   ---------
   Options outstanding at December 31, 1999................................................      1,834,762       10.16
      Granted..............................................................................      6,147,950        4.07
      Assumed in merger....................................................................        410,183      161.63
      Exercised............................................................................             --         --
      Terminated...........................................................................       (445,903)      17.46
                                                                                               -----------   ---------
   Options outstanding at December 31, 2000................................................      7,946,992       12.86
                                                                                               ===========   =========
   Options exercisable at December 31, 2000................................................        976,576   $   70.83
                                                                                               ===========   =========

   The following table summarizes the options outstanding and options exercisable by price range at December 31, 2000:

                                                        Weighted
                                                        Average      Weighted                   Weighted
                                                       Remaining     Average                     Average
                                          Options     Contractual    Exercise     Options       Exercise
   Range of Exercise Prices             Outstanding       Life        Price     Exercisable       Price
   ------------------------             -----------       ----        -----     -----------       -----
    $  0.97--$  0.97..............       2,393,000        9.95       $  0.97             --      $   --
       2.47--   6.06..............       3,561,050        9.36          6.05         38,000         4.70
       6.09--  15.19..............       1,576,026        8.03          9.71        524,049        11.44
      17.12-- 127.70..............         165,814        7.95         59.87        163,425        60.46
     127.70-- 322.18..............         251,102        6.65        211.55        251,102       211.55
    -------  -------                  ------------        ----       -------     ----------      -------
    $  0.97--$322.18..............       7,946,992        9.16       $ 12.86        976,576      $ 70.83
    =======  =======                  ============        ====       =======     ==========      =======

   Employee Stock Purchase Plans--The Company's employee stock purchase plans allow eligible employees the right to purchase common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 1998, 1999 and 2000, 85,996, 34,217 and 459,133 shares were issued at an average price per share of $6.39, $5.60 and $1.25, respectively. At December 31, 2000, 6,650 shares are available for future issuance.

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

                                                                                      Years Ended December 31,
                                                                                  1998          1999          2000
                                                                                  ----          ----          ----
                                                                             (in thousands, except per share amounts)
   Net income (loss):                           As reported................    $(206,051)    $(285,586)    $(309,780)
                                                Pro forma..................     (208,065)     (288,070)     (315,234)
   Basic net income (loss) per common share:    As reported................       (29.59)        (9.10)        (4.10)
                                                Pro forma..................       (29.88)        (9.18)        (4.17)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts, Arch has assumed risk-free interest rates of 4.5% - 6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 50% - 93%.

   The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 1998, 1999 and 2000 were $8.34, $5.56 and $3.01, respectively. The weighted average fair value of shares sold under the employee stock purchase plans in 1998, 1999 and 2000 was $5.64, $3.13 and $2.72, respectively.

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


6. Income Taxes

   Arch accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

   The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1999 and 2000 are as follows (in thousands):

                                                                                                    1999        2000
                                                                                                    ----        ----
   Deferred tax assets.......................................................................    $ 312,527   $ 275,211
   Deferred tax liabilities..................................................................      (41,617)   (132,884)
                                                                                                 ---------   ---------
                                                                                                   270,910     142,327
   Valuation allowance.......................................................................     (270,910)   (264,321)
                                                                                                 ---------   ---------
                                                                                                 $      --   $(121,994)
                                                                                                 =========   =========

   The approximate effect of each type of temporary difference and carryforward at December 31, 1999 and 2000 is summarized as follows (in thousands):

                                                                                                    1999        2000
                                                                                                    ----        ----
   Net operating losses......................................................................    $ 174,588   $ 231,795
   Intangibles and other assets..............................................................       36,029     (45,902)
   Depreciation of property and equipment....................................................       42,703     (53,405)
   Accruals and reserves.....................................................................       17,590       9,839
                                                                                                 ---------   ---------
                                                                                                   270,910     142,327
   Valuation allowance.......................................................................     (270,910)   (264,321)
                                                                                                 ---------   ---------
                                                                                                 $      --   $(121,994)
                                                                                                 =========   =========

   The effective income tax rate differs from the statutory federal tax rate primarily due to the nondeductibility of goodwill amortization and the inability to recognize the benefit of current net operating loss (NOL) carryforwards. The NOL carryforwards expire at various dates through 2015. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined. The Company has experienced such changes in ownership and as a result the utilization of net operation losses in any one year are significantly limited for income tax purposes.

   The Company has established a valuation reserve against its net deferred tax asset until it becomes more likely than not that this asset will be realized in the foreseeable future. A portion of the valuation allowance at December 31, 2000, will be recorded against goodwill when and if realized.


7. Commitments and Contingencies

   Arch, from time to time is involved in lawsuits arising in the normal course of business. Arch believes that its pending lawsuits will not have a material adverse effect on its financial position or results of operations.

   Arch has operating leases for office and transmitting sites with lease terms ranging from one month to approximately fifty years. In most cases, Arch expects that, in the normal course of business, leases will be renewed or replaced by other leases.

   Future minimum lease payments under noncancellable operating leases at December 31, 2000 are as follows (in thousands):

   Year Ending December 31,
   2001............................................................................................      $    83,477
   2002............................................................................................           65,831
   2003............................................................................................           50,497
   2004............................................................................................           36,726
   2005............................................................................................           27,618
   Thereafter......................................................................................          124,472
                                                                                                         -----------
       Total.......................................................................................      $   388,621
                                                                                                         ===========

   Total rent expense under operating leases for the years ended December 31, 1998, 1999 and 2000 approximated $19.6 million, $48.3 million and $81.2 million, respectively.


8. Employee Benefit Plans

   Retirement Savings Plans--Arch has retirement savings plans, qualifying under
Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plans, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plans provide for employer matching contributions. Matching contributions for the years ended December 31, 1998, 1999 and 2000 approximated $278,000, $960,000 and $1.2 million, respectively.


9. Long-term Liabilities

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

   Arch entered into options to repurchase each site and until this continuing involvement ends the gain on the sale of the tower sites is deferred and included in other long-term liabilities. At December 31, 2000, approximately $20.2 million of the gain is deferred and approximately $1.9 million, $1.9 million and $2.0 million of this gain has been recognized in the statement of operations and is included in operating income for each of the years ended December 31, 1998, 1999 and 2000, respectively.

   Also included in other long-term liabilities is an unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates (see Note 2). At December 31, 2000, the remaining balance of this accrual was approximately $49.1 million. This accrual is being amortized over the term of the leases with approximately 12 3/4 years remaining at December 31, 2000.

10. Restructuring Reserves

   Divisional reorganization--In June 1998, Arch's board of directors approved a reorganization of Arch's operations. This reorganization consisted of the consolidation of certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies. Arch recognized a restructuring charge of $14.7 million in 1998 related to the divisional reorganization.

   In conjunction with the completion of the MobileMedia merger in June 1999, the timing and implementation of the divisional reorganization was reviewed by Arch management in the context of the combined company integration plan. Pursuant to this review, the Company identified certain of its facilities and network leases that would not be utilized following the MobileMedia integration, resulting in an additional charge of $2.6 million. This charge was offset by $4.8 million of reductions to previously provided severance and other costs in conjunction with the divisional reorganization.

   During the third quarter of 1999, Arch's board of directors approved an integration plan to eliminate redundant headcount, facilities and tower sites of MobileMedia in connection with the completion of the MobileMedia acquisition. The plan anticipated a net reduction of approximately 10% of MobileMedia's workforce and the closing of certain facilities and tower sites, which resulted in the establishment a $14.5 million acquisition reserve which was included in the MobileMedia purchase price allocation. The initial acquisition reserve consisted of approximately (i) $6.1 million for employee severance, (ii) $7.9 million for lease obligations and terminations and (iii) $0.5 million of other costs.

   During 2000, Arch completed the actions under the divisional reorganization and the MobileMedia integration plans. Arch reevaluated the reserves and determined that each of the reserve balances were adequate to cover the remaining cash payments which consist primarily of lease costs.

   On November 10, 2000, Arch completed its acquisition of PageNet and management commenced the development of plans to integrate its operations. In conjunction with the integration plans, the Company has identified redundant headcount and certain of its facilities that would not be utilized following the PageNet integration resulting in an additional charge of $5.4 million.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations on such leases past the dates the offices will be closed, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003.

   Through the elimination of certain local and regional administrative operations, the consolidation of certain support functions and the integration of MobileMedia and PageNet operations, the Company will eliminate approximately 1,100 net positions formerly held by Arch and MobileMedia personnel. The majority of the positions, which have been or will be eliminated are related to management, administrative, customer service, collections, inventory and billing functions. As of December 31, 1999 and 2000, 588 and 951 employees, respectively, had been terminated due to the divisional reorganization and the MobileMedia and PageNet integrations. The remaining severance and benefits costs will be paid during 2001.

   The Company's restructuring activity as of December 31, 2000 is as follows (in thousands):

                                                                  Balance at     PageNet-
                                                                  December 31,   Related    Amounts   Remaining
                                                                     1999       Provision     Paid     Reserve
                                                                     ----       ---------     ----     -------
   Severance costs...........................................     $  3,708      $  1,725    $  2,476   $  2,957
   Lease obligation costs....................................       13,026         3,700       5,950     10,776
   Other costs...............................................          377            --         215        162
                                                                  --------      --------    --------   --------
   Total.....................................................     $ 17,111      $  5,425    $  8,641   $ 13,895
                                                                  ========      ========    ========   ========

   PageNet Acquisition Reserve--On November 10, 2000, Arch completed its acquisition of PageNet and commenced the development of plans to integrate its operations. During the fourth quarter of 2000, Arch identified redundant PageNet headcount and facilities in connection with the overall integration of operations. It is expected that the integration activity relating to the PageNet merger, will be completed by December 31, 2001.

   In connection with the PageNet acquisition, Arch anticipates a net reduction of approximately 50% of PageNet's workforce and the closing of certain facilities and tower sites. This resulted in the establishment a $76 million acquisition reserve which is included as part of the PageNet purchase price allocation. The initial acquisition reserve consisted of approximately (i) $66.1 million for employee severance, (ii) $9.4 million for lease obligations and terminations and (iii) $0.5 million of other costs.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations on such leases past the dates the offices will be closed, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2005.

   Through the elimination of redundant management, administrative, customer service, collections, finance and inventory functions, the Company will eliminate approximately 2,000 positions. As of December 31, 2000, 302 former PageNet employees had been terminated.

   The PageNet acquisition reserve activity as of December 31, 2000 was as follows (in thousands):

                                                                                   Reserve
                                                                                  Initially                   Remaining
                                                                                 Established   Amounts Paid    Reserve
                                                                                 -----------   ------------    -------
     Severance costs........................................................       $ 66,100      $ 29,333      $ 36,767
     Lease obligation costs.................................................          9,400           136         9,264
     Other costs............................................................            500            --           500
                                                                                   --------      --------      --------
     Total..................................................................       $ 76,000      $ 29,469      $ 46,531
                                                                                   ========      ========      ========


11. Segment Reporting

   The Company has determined that it has three reportable segments; traditional paging operations, two-way messaging operations and international operations. Management makes operating decisions and assesses individual performances based on the performance of these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's U.S. customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's U.S. customers. International operations consist of the operations of the Company's Canadian subsidiary.

   Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

   The Company did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. The Company's Canadian subsidiary was acquired in November 2000 in the PageNet acquisition. Prior to 2000, substantially all of the Company's operations were traditional paging operations. The following table presents segment financial information related to the Company's segments as of and for the year ended December 31, 2000 (in thousands):

                                                    Traditional    Two-way Messaging  International
                                                  Paging Operations    Operations       Operations     Consolidated
                                                  -----------------    ----------       ----------     ------------
   Revenues...................................     $    838,425     $      9,383      $      3,274     $    851,082
   Depreciation and amortization expense......          488,048            9,459             3,324          500,831
   Operating income (loss)....................         (216,591)         (25,709)           (2,837)        (245,137)
   Adjusted EBITDA(1).........................          276,882          (16,250)              487          261,119
   Total assets...............................        1,981,156          265,137            63,316        2,309,609
   Capital expenditures.......................          111,047           28,115             1,123          140,285

   (1) Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, restructuring charges, equity in loss of affiliate and extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions among other things.


12. Subsequent Events

   Nextel Agreement--In January 2001, Arch agreed to sell its 900 MHz SMR (Specialized Mobile Radio) licenses to Nextel Communications, Inc. Nextel will acquire the licenses for an aggregate purchase price of $175 million, and invest $75 million in a new equity issue, Arch Series F 12% Redeemable Cumulative Junior Preferred Stock. In February 2001, Nextel advanced $250 million in the form of loans to a newly created, stand-alone Arch subsidiary that will hold the spectrum licenses until the transfers are approved. The new Arch subsidiary will not be permitted to engage in any business other than ownership and maintenance of the spectrum licenses and will not have any liability or obligation with respect to any of the debt obligations of Arch and its subsidiaries. Upon transfer of the spectrum licenses to Nextel, the loan obligations will be satisfied and $75 million of the loans will be converted into Arch series F 12% Redeemable Cumulative Junior Preferred Stock. Arch acquired the SMR licenses as part of its acquisition of PageNet in November 2000. In purchase accounting the licenses were recorded at their fair value of $175.0 million therefore no gains or losses resulting from changes in the carrying amounts of assets to be disposed of are included in Arch's statement of operations. No amortization has been recorded on the licenses. Revenues and operating expenses related to the SMR operation included in the statement of operations are immaterial.

   Debt Exchanged for Equity--In the first quarter of 2001, Arch issued 8,793,350 shares of Arch common stock in exchange for $26.3 million accreted value ($26.5 million maturity value) of its senior discount notes. Arch will record an extraordinary gain of approximately $15.3 million on the early extinguishment of debt as a result of these transactions.


13. Quarterly Financial Results (Unaudited)

   Quarterly financial information for the years ended December 31, 1999 and 2000 is summarized below (in thousands, except per share amounts):

                                                                          First      Second      Third      Fourth
                                                                         Quarter   Quarter(1)   Quarter     Quarter
                                                                         -------   ----------   -------     -------
YEAR ENDED DECEMBER 31, 1999:
   Revenues.......................................................     $ 100,888   $ 133,493   $ 206,189   $ 201,254
   Operating income (loss)........................................       (16,086)    (34,546)    (27,075)    (20,032)
   Income (loss) before extraordinary item and accounting change..       (45,763)   (110,728)    (67,739)    (64,958)
   Extraordinary gain (2).........................................            --          --          --       6,963
   Cumulative effect of accounting change.........................        (3,361)         --          --          --
   Net income (loss)..............................................       (49,124)   (110,728)    (67,739)    (57,995)
   Basic/diluted net income (loss) per common share:
      Income (loss) before extraordinary item and accounting
        change....................................................         (6.54)      (5.65)      (1.42)      (1.29)
      Extraordinary gain..........................................            --          --          --        0.14
      Cumulative effect of accounting change......................         (0.48)         --          --          --
      Net income (loss)...........................................         (7.02)      (5.65)      (1.42)      (1.15)

                                                                          First     Second       Third       Fourth
                                                                         Quarter   Quarter      Quarter     Quarter(3)
                                                                         -------   -------      -------     ----------
YEAR ENDED DECEMBER 31, 2000:
     Revenues.......................................................   $ 189,995   $ 187,852   $ 184,192   $ 289,043
     Operating income (loss)........................................     (27,686)    (27,945)    (26,998)   (162,508)
     Income (loss) before extraordinary item........................     (70,192)    (64,148)    (63,902)   (170,141)
     Extraordinary gain (2).........................................       7,615      44,436          --       6,552
     Net income (loss)..............................................     (62,577)    (19,712)    (63,902)   (163,589)
     Basic/diluted net income (loss) per common share:
        Income (loss) before extraordinary item.....................       (1.28)      (1.01)      (1.00)      (1.42)
        Extraordinary gain..........................................        0.14        0.68          --        0.05
        Net income (loss)...........................................       (1.14)      (0.33)      (1.00)      (1.37)



   (1) On June 3, 1999 Arch completed its acquisition of MobileMedia (see Note
      2). In June 1999, Arch wrote-off $42.3 million of N-PCS investments (see
      Note 3).

   (2) Extraordinary gains in all periods are the result of early extinguishment of debt (see Note 4).

   (3) On November 10, 2000 Arch completed its acquisition of PageNet (see Note
      2). Arch changed the remaining lives certain intangible assets which resulted in $103.5 million of additional amortization expense in the fourth quarter of 2000 (see Note 3). On October 1, 2000 Arch revised the estimated depreciable life of its subscriber equipment which resulted in approximately $19.3 million of additional depreciation expense (see Note
      1).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Arch Wireless, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Arch Wireless, Inc. included in this Form 10-K and have issued our report thereon dated March 1, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2001

                                                                    SCHEDULE II
                               ARCH WIRELESS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1999 and 2000
                                 (in thousands)

                                                Balance at                     Other                     Balance
                                                Beginning     Charged to    Additions to                  at End of
    Allowance for Doubtful Accounts             of Period      Expense      Allowance(1)    Write-Offs     Period
    -------------------------------            -----------   -----------   -------------    ----------    --------
Year ended December 31, 1998.............      $     5,744   $     8,545   $          --    $   (7,706)   $  6,583
                                               ===========   ===========   =============    ==========    ========
Year ended December 31, 1999.............      $     6,583   $    15,265   $      13,243    $  (18,618)   $ 16,473
                                               ===========   ===========   =============    ==========    ========
Year ended December 31, 2000.............      $    16,473   $    33,015   $      43,655    $  (30,225)   $ 62,918
                                               ===========   ===========   =============    ==========    ========

(1) Additions arising through acquisitions of messaging companies

                                                Balance at                                                  Balance
                                                Beginning    Charged to      Other                         at End of
    Accrued Restructuring Charge                of Period      Expense     Additions        Deductions      Period
    ----------------------------               -----------   --------      --------         ----------    -----------
Year ended December 31, 1998.............      $        --   $ 14,700      $   --           $   (2,791)   $    11,909
                                               ===========   ========      ========         ==========    ===========
Year ended December 31, 1999.............      $    11,909   $ (2,200)     $ 14,508         $   (7,106)   $    17,111
                                               ===========   ========      ========         ==========    ===========
Year ended December 31, 2000.............      $    17,111   $  5,425      $ 76,000         $  (38,112)   $    60,424
                                               ===========   ========      ========         ==========    ===========

                                  EXHIBIT INDEX

3.1    Restated Certificate of Incorporation. (1)
3.2 Certificate of Designations establishing the Series B Junior Participating Preferred Stock, filed with the Secretary of the State of Delaware on October 19, 1995. (2)
3.3 Certificate of Correction, filed with the Secretary of State of Delaware on February 15, 1996. (1)
3.4 Certificate of Designations establishing the Series C Convertible Preferred Stock, filed with the Secretary of State of Delaware on
       June 29, 1998. (3)
3.5 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 4, 1996. (4)
3.6 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 27, 1999. (5)
3.7 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 16, 1999. (5)
3.8 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 3, 2000. (21)
3.9 Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 28, 2000. (21)
3.10   By-laws, as amended. (1)
3.11 Certificate of Designations establishing the Series F Cumulative Redeemable Preferred Stock, filed with the Secretary of the State of Delaware on February 9, 2001. (22)
4.1 Indenture, dated February 1, 1994, between Arch Wireless Communications, Inc. (formerly known as USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes due 2004 of Arch Wireless Communications, Inc. (6)
4.2 Indenture, dated December 15, 1994, between Arch Wireless Communications, Inc. (formerly known as USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of Arch Wireless Communications, Inc. (7)
4.3 Indenture, dated June 29, 1998, between Arch Wireless Communications, Inc. (formerly known as Arch Communications, Inc.) and U.S. Bank Trust National Association, as Trustee, relating to the 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. (3)
4.4 Indenture, dated April 9, 1999, between Arch Wireless Communications, Inc. (formerly known as Arch Communications, Inc.) and IBJ Whitehall Bank & Trust Company, as Trustee, relating to the 13 3/4% Senior Notes due 2008. (8)
4.5 Indenture, dated March 1, 1996 between Arch Wireless, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (1)
4.6 Rights Agreement, dated October 13, 1995, between Arch Wireless, Inc. and The Bank of New York, as Rights Agent (7)
4.7 Amendment No. 1 to Rights Agreement, dated June 29, 1998, amending the Rights Agreement between Arch Wireless, Inc. and The Bank of New York (3)
4.8 Amendment No. 2 to Rights Agreement, dated August 18, 1998, amending the Rights Agreement between Arch Wireless, Inc. and The Bank of New York (5)
4.9 Amendment No. 3 to Rights Agreement, dated September 3, 1998, amending the Rights Agreement between Arch Wireless, Inc. and The Bank of New
       York (5)
4.10 Amendment No. 4 to Rights Agreement, dated May 14, 1999, amending the Rights Agreement between Arch Wireless, Inc. and The Bank of New York(24)
4.11 Amendment No. 5 to Rights Agreement, dated November 15, 1999, amending the Rights Agreement between Arch Wireless, Inc. and The Bank of New York
       (25)
4.12   Amendment No. 6 to Rights Agreement, dated April 12, 2000, amending the Rights Agreement between Arch Wireless, Inc. and The Bank of New York
       (26)

4.13 Amendment No. 7 to Rights Agreement, dated February 13, 2001, amending the Rights Agreement between Arch Wireless, Inc. and The Bank of New
       York (23)
10.1 Third Amended and Restated Credit Agreement, dated as of March 23, 2000 by and among Arch Paging, Inc., the Lenders Party Hereto, the Bank Of New York, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Barclays

       Bank PLC and Fleet National Bank, as amended on May 19, 2000 (Amendment No. 1), August 15, 2000 (Amendment No. 2) and October 20, 2000 (Amendment No.3). (18)
10.2 Asset Acquisition Agreement dated as of January 24, 2001 by and among Unrestricted Subsidiary Funding Company and Arch Wireless, Inc.,
       PageNet SMR Sub, Inc., AWI Spectrum Co. Holdings, Inc. and AWI Spectrum Co., LLC (20)
10.3 Amendment Number One to Asset Acquisition Agreement dated as of January 31, 2001 by and among Unrestricted Subsidiary Funding Company and
       Arch Wireless, Inc., PageNet SMR Sub, Inc., AWI Spectrum Co. Holdings, Inc. and AWI Spectrum Co., LLC (20)
10.4 Amendment No. 4, dated as of February 14, 2001, to Third Amended and Restated Credit Agreement, dated as of March 23, 2000, by and among Arch Paging, Inc., the Lenders party thereto, The Bank of New York, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Barclays Bank PLC and Fleet National Bank, as amended (23)
+10.5  Amended and Restated Stock Option Plan (12)
+10.6  Non-Employee Directors' Stock Option Plan (13)
+10.7  1989 Stock Option Plan, as amended (1)
+10.8  1995 Outside Directors' Stock Option Plan (14)
+10.9  1997 Stock Option Plan (15)
+10.10 1999 Employee Stock Purchase Plan (19)
+10.11 Deferred Compensation Plan for Nonemployee Directors (16)
+10.12 Form of Executive Retention Agreement by and between Messrs. Baker,
       Daniels, Kuzia, Pottle and Saynor (16)
10.13 Stock Purchase Agreement, dated June 29, 1998, among Arch Wireless, Inc., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich, Michael J. Marocco, Andrew Sandler,
       South Fork Partners, the Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited. (2)
10.14 Registration Rights Agreement, dated June 29, 1998, among Arch Wireless, Inc., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich, Michael J. Marocco, Andrew Sandler, South Fork Partners, The Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited. (2)
10.15 Amendment No. 1 to Registration Rights Agreement, dated August 19, 1998, amending the Registration Rights Agreement dated as of June 29, 1998 by and among Arch Wireless, Inc. and the Sandler Capital Partners IV, LP, Sandler Capital Partners IV, FTE LP, South Fork Partners, The Georgica International Fund Limited, Aspen Partners and Consolidated Press International Limited. (11)
10.16 Exchange Agreement, dated June 29, 1998, between Adelphia Communications Corporation and Benbow PCS Ventures, Inc. (2)
10.17 Promissory Note, dated June 29, 1998, in the principal amount of $285,015, issued by Benbow PCS Ventures, Inc. to Lisa-Gaye Shearing. (2)
10.18 Guaranty, dated June 29, 1998, given by Arch Wireless, Inc. to Adelphia Communications Corporation. (2)
10.19 Guaranty, dated June 29, 1998, given by Arch Wireless, Inc. to Lisa-Gaye Shearing. (2)
10.20 Registration Rights Agreement, dated June 29, 1998, among Arch Wireless, Inc., Adelphia Communications Corporation and Lisa-Gaye Shearing.(2)
10.21 Preferred Distributor Agreement dated June 1, 1998 by and between Arch Wireless, Inc. and NEC America, Inc. (9)(17)
10.22 Paging Products Sales Agreement, dated March 17, 1999, by and between Motorola, Inc. and the Company. (10) (17)
10.23 Satellite Services Agreement, dated September 1, 1998, between AvData Systems, Inc. and MobileMedia Communications, Inc. (10)(17)
10.24 Master Lease For Transmitter Systems Space by and between Pinnacle Towers, Inc. and MobileMedia Communications, Inc. (10)
10.25 Letter agreement, dated March 23, 2000, between Arch Wireless, Inc. and Resurgence Asset Management L.L.C. (19)
+10.26 2000 Stock Incentive Plan (27)
10.27* Registration Rights Agreement among Arch Communications Group, Inc.,

       Resurgence Asset Management L.L.C., Resurgence Asset Management International L.L.C., and RE/Enterprise Asset Management L.L.C., dated June 3, 1999.
10-28* Registration Rights Agreement among Arch Communications Group, Inc., W.R.
       Huff Asset Management Co., L.L.C., Whippoorwill Associates, Inc., Credit Suisse First Boston Corporation, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account and the Northwestern Mutual Series Fund, Inc. for the High Yield Bond Portfolio, dated June 3, 1999.
21.1*  Subsidiaries of the Registrant.
23.1*  Consent of Arthur Andersen LLP.

----------------
 *     Filed herewith.
 + Identifies exhibits constituting a management contract or compensation plan.
(1) Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-542) of Arch Wireless, Inc.
(2) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated October 13, 1995 and filed on October 24, 1995.
(3) Incorporated by referenced from the Current Report on Form 8-K of Arch Wireless, Inc. dated June 26, 1998 and filed July 23, 1998.
(4) Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-07333) of Arch Wireless, Inc.
(5) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-62211) of Arch Wireless, Inc.
(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-72646) of Arch Wireless Communications, Inc.
(7) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-85580) of Arch Wireless Communications, Inc.
(8) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-83027) of Arch Wireless Communications, Inc.
(9) Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1998.
(10) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Wireless, Inc. for the quarter ended June 30, 1999.
(11) Incorporated by reference from the Registration Statement on Form S-4 (file No. 333-63519) of Arch Wireless, Inc.
(12) Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. (then known as USA Mobile Communications Holdings, Inc.) for the fiscal year ended December 31, 1994.
(13) Incorporated by reference from the Registration Statement on Form S-4 (File No. 33-83648) of Arch Wireless, Inc. (then known as USA Mobile Communications Holdings, Inc.)
(14) Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-87474) of Arch Wireless, Inc.
(15) Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1996.
(16) Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1997.
(17) A Confidential Treatment Request has been filed with respect to portions of this exhibit so incorporated by reference.
(18) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Wireless, Inc. for the quarter ended September 30, 2000.
(19) Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1999.
(20) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated January 24, 2001 and filed on February 6, 2001.
(21)   Incorporated by reference from the Registration Statement on Form S-4

       (File No. 333-95677) of Arch Wireless, Inc.
(22) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-55368) of Arch Wireless, Inc.
(23) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated February 13, 2001 and filed on February 23, 2001.
(24) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 14, 1999 and filed on May 20, 1999.
(25) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated November 7, 1999 and filed on November 19, 1999.
(26) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated April 12, 2000 and filed on April 26, 2000.
(27) Incorporated by reference from the Definitive Proxy Statement of Arch Communications Group, Inc. filed on April 27, 2000