Form 10-Q
period 2001-03-31
ARCH WIRELESS INC
filed 2001-05-03
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 181,753,093 shares of the Company's Common Stock ($.01 par value) and 681,497 shares of the Company's Class B Common Stock ($.01 par value) were outstanding as of April 18, 2001.

                               ARCH WIRELESS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                            Page
          ---------------------                                            ----

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of March 31, 2001
          and December 31, 2000                                              3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000                         4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000                         5

          Notes to Consolidated Condensed Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15
Item 2.   Changes in Securities and Use of Proceeds                         15
Item 3.   Defaults upon Senior Securities                                   15
Item 4.   Submission of Matters to a Vote of Security Holders               15
Item 5.   Other Information                                                 16
Item 6.   Exhibits and Reports on Form 8-K                                  16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ARCH WIRELESS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                    March 31,     December 31,
                                                    ---------     ------------
                                                       2001           2000
                                                       ----           ----
                                  ASSETS           (unaudited)
Current assets:
     Cash and cash equivalents                     $    92,268    $    55,007
     Accounts receivable, net                          117,815        134,396
     Inventories                                         2,696          2,163
     Prepaid expenses and other                         28,516         19,877
                                                   -----------    -----------
         Total current assets                          241,295        211,443
                                                   -----------    -----------
Property and equipment, at cost                      1,444,148      1,442,072
Less accumulated depreciation and amortization        (503,174)      (444,650)
                                                   -----------    -----------
Property and equipment, net                            940,974        997,422
                                                   -----------    -----------
Intangible and other assets, net                       936,361      1,100,744
                                                   -----------    -----------
                                                   $ 2,118,630    $ 2,309,609
                                                   ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt          $    37,640    $   177,341
     Accounts payable                                   64,607         55,282
     Accrued restructuring                              38,079         60,424
     Accrued interest                                   39,294         39,140
     Accrued expenses and other liabilities            134,543        165,459
                                                   -----------    -----------
         Total current liabilities                     314,163        497,646
                                                   -----------    -----------
Long-term debt, less current maturities              1,624,939      1,679,219
                                                   -----------    -----------
Other long-term liabilities                            335,114         74,509
                                                   -----------    -----------
Deferred income taxes                                   86,494        121,994
                                                   -----------    -----------
Stockholders' equity (deficit):
     Preferred stock-- $.01 par value                        3              3
     Common stock-- $.01 par value                       1,723          1,635
     Additional paid-in capital                      1,134,148      1,126,281
     Accumulated other comprehensive income                265            (82)
     Accumulated deficit                            (1,378,219)    (1,191,596)
                                                   -----------    -----------
         Total stockholders' equity (deficit)         (242,080)       (63,759)
                                                   -----------    -----------
                                                   $ 2,118,630    $ 2,309,609
                                                   ===========    ===========




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                           2001             2000
                                                                           ----             ----
Revenues                                                             $    327,429     $    189,995
Cost of products sold                                                     (11,511)          (8,880)
                                                                     ------------     ------------
                                                                          315,918          181,115
                                                                     ------------     ------------
Operating expenses:
   Service, rental, and maintenance                                        81,043           39,115
   Selling                                                                 36,656           25,045
   General and administrative                                             108,677           53,934
   Depreciation and amortization                                          247,088           90,707
                                                                     ------------     ------------
     Total operating expenses                                             473,464          208,801
                                                                     ------------     ------------
Operating income (loss)                                                  (157,546)         (27,686)
Interest expense, net                                                     (63,927)         (41,300)
Other expense                                                              (8,210)          (1,206)
                                                                     ------------     ------------
Income (loss) before income tax benefit and extraordinary
    item and accounting change                                           (229,683)         (70,192)
Benefit from income taxes                                                  35,500               --
                                                                     ------------     ------------
Income (loss) before extraordinary item and accounting change            (194,183)         (70,192)
Extraordinary gain from early extinguishment of debt                       14,956            7,615
Cumulative effect of accounting change                                     (6,794)              --
                                                                     ------------     ------------
Net income (loss)                                                        (186,021)         (62,577)
Preferred stock dividend                                                     (602)            (562)
                                                                     ------------     ------------
Net income (loss) to common stockholders                             $   (186,623)    $    (63,139)
                                                                     ============     ============

Basic/diluted net income (loss) per common share
    before extraordinary item and accounting change                  $      (1.17)    $      (1.28)
Extraordinary gain per basic/diluted common share                            0.09             0.14
Cumulative effect of accounting change per basic/diluted
    common share                                                            (0.04)              --
                                                                     ------------     ------------
Basic/diluted net income (loss) per common share                     $      (1.12)    $      (1.14)
                                                                     ============     ============
Basic/diluted weighted average number of common shares
    outstanding                                                       167,193,881       55,316,698





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                    2001        2000
                                                                    ----        ----
Net cash provided by operating activities                        $  (9,581)   $  31,915
                                                                 ---------    ---------

Cash flows from investing activities:
   Additions to property and equipment, net                        (25,750)     (30,858)
   Additions to intangible and other assets                         (2,757)      (1,996)
   Acquisition of company, net of cash acquired                        174         --
                                                                 ---------    ---------
Net cash used for investing activities                             (28,333)     (32,854)
                                                                 ---------    ---------

Cash flows from financing activities:
   Issuance of long-term debt                                        1,045       18,000
   Issuance of notes payable to Nextel                             250,000         --
   Repayment of long-term debt                                    (175,836)     (16,000)
                                                                 ---------    ---------
Net cash provided by financing activities                           75,209        2,000
                                                                 ---------    ---------

Effect of exchange rate changes on cash                                (34)        --
                                                                 ---------    ---------
Net increase in cash and cash equivalents                           37,261        1,061
Cash and cash equivalents, beginning of period                      55,007        3,161
                                                                 ---------    ---------
Cash and cash equivalents, end of period                         $  92,268    $   4,222
                                                                 =========    =========

Supplemental disclosure:
   Interest paid                                                 $  52,922    $  29,057
                                                                 =========    =========
   Accretion of discount on senior notes and assumed bank debt   $  12,188    $   9,428
                                                                 =========    =========
   Issuance of common stock in exchange for debt                 $   7,353    $ 155,623
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

                               ARCH WIRELESS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 2000, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 2000 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                             March 31,    December 31,
                                                               2001          2000
                                                               ----          ----
                                                            (unaudited)
     Purchased Federal Communications Commission licenses   $  414,018   $  451,431
     Purchased subscriber lists .........................      341,181      412,015
     Goodwill ...........................................      108,649      163,027
     Restricted cash ....................................       39,451       35,280
     Deferred financing costs ...........................       18,937       24,905
     Other ..............................................       14,125       14,086
                                                            ----------   ----------
                                                            $  936,361   $1,100,744
                                                            ==========   ==========


     (c) Divisional Reorganization - As of March 31, 2001, 1,081 former Arch and MobileMedia employees had been terminated due to the divisional reorganization, and the MobileMedia and PageNet integrations. The Company's restructuring activity as of March 31, 2001 is as follows (in thousands):

                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in        Remaining
                                        2000              2001            Reserve
                                        ----              ----            -------
     Severance costs ..............   $ 2,957           $ 1,904           $ 1,053
     Lease obligation costs .......    10,776             1,902             8,874
     Other costs ..................       162                26               136
                                      -------           -------           -------
        Total .....................   $13,895           $ 3,832           $10,063
                                      =======           =======           =======

     (d) PageNet Acquisition Reserve - As of March 31, 2001, 842 former PageNet employees had been terminated. The Company's restructuring activity as of March 31, 2001 is as follows (in thousands):

                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in        Remaining
                                        2000              2001            Reserve
                                        ----              ----            -------
     Severance costs ..............   $36,767           $16,738           $20,029
     Lease obligation costs .......     9,264             1,694             7,570
     Other costs ..................       500                83               417
                                      -------           -------           -------
        Total .....................   $46,531           $18,515           $28,016
                                      =======           =======           =======


     (e) Nextel Agreement - In January 2001, Arch agreed to sell its 900 MHz SMR (Specialized Mobile Radio) licenses to Nextel Communications, Inc. Nextel will acquire the licenses for an aggregate purchase price of $175 million and invest $75 million in a new equity issue, Arch Series F 12% Redeemable Cumulative Junior Preferred Stock. In February 2001, Nextel advanced $250 million in the form of loans to a newly created, stand-alone Arch subsidiary that holds the spectrum licenses until the transfers are approved. The new Arch subsidiary is not permitted to engage in any business other than ownership and maintenance of the spectrum licenses and will not have any liability or obligation with respect to any of the debt obligations of Arch and its subsidiaries. Upon transfer of the spectrum licenses to Nextel, the loan obligations will be satisfied and $75 million of the loans will be converted into Arch series F 12% Redeemable Cumulative Junior Preferred Stock. Arch acquired the SMR licenses as part of its acquisition of PageNet in November 2000. In purchase accounting the licenses were recorded at their fair value of $175.0 million and are included the purchased Federal Communications Commission licenses balance in Note (b) above. No gains or losses resulting from changes in the carrying amounts of assets to be disposed of have been included in Arch's statement of operations. No amortization has been recorded on the licenses. Revenues and operating expenses related to the SMR operation included in the statement of operations are immaterial.

     (g) Debt Exchanged for Equity - In the first quarter of 2001, Arch issued 8,793,350 shares of Arch common stock in exchange for $26.3 million accreted value ($26.5 million maturity value) of its senior discount notes. Arch recorded an extraordinary gain of $15.0 million on the early extinguishment of debt as a result of these transactions.

     (h) Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. The Company has not designated any of the outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments will be recognized in other expense. The Company recorded other expense of approximately $5.9 million related to the changes in fair value of the derivatives during the period ended March 31, 2001.

     (i) Segment Reporting - The Company has determined that it has three reportable segments; traditional paging operations, two-way messaging operations and international operations. Management makes operating decisions and assesses individual performances based on the performance of these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's U.S. customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's U.S. customers. International operations consist of the operations of the Company's Canadian subsidiary.

   Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

   The Company did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. The Company's Canadian subsidiary was acquired in November 2000 in the PageNet acquisition. Prior to 2000, substantially all of the Company's operations were traditional paging operations. The following tables present segment financial information related to the Company's segments for the periods indicated (in thousands):

     March 31, 2001                             Traditional    Two-way Messaging  International
     --------------                          Paging Operations    Operations       Operations    Consolidated
                                             -----------------    ----------       ----------    ------------
     Revenues...............................   $   305,266       $    17,247      $     4,916    $   327,429
     Depreciation and amortization expense..       228,174            13,874            5,040        247,088
     Operating income (loss)................      (131,673)          (21,582)          (4,291)      (157,546)
     Adjusted EBITDA(1).....................        96,501            (7,708)             749         89,542
     Total assets...........................     1,801,531           261,600           55,499      2,118,630
     Capital expenditures...................        17,270            10,337              900         28,507

     March 31, 2000                             Traditional    Two-way Messaging  International
     --------------                          Paging Operations    Operations       Operations    Consolidated
                                             -----------------    ----------       ----------    ------------
     Revenues...............................   $   189,995       $        --      $        --    $   189,995
     Depreciation and amortization expense..        90,707                --               --         90,707
     Operating income (loss)................       (25,065)           (2,621)              --        (27,686)
     Adjusted EBITDA(1).....................        65,642            (2,621)              --         63,021
     Total assets...........................     1,295,468                --               --      1,295,468
     Capital expenditures...................        32,854                --               --         32,854


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

RESULTS OF OPERATIONS

   Revenues increased to $327.4 million, a 72.3% increase, for the three months ended March 31, 2001 from $190.0 million for the three months ended March 31, 2000 as the number of units in service increased from 6.9 million at March 31, 2000 to 11.1 million at March 31, 2001 due to the PageNet acquisition in November 2000. Net revenues (revenues less cost of products sold) increased to $315.9 million, a 74.4% increase, for the three months ended March 31, 2001 from $181.1 million for the corresponding 2000 period. Revenues and net revenues in the periods ended March 31, 2000 and 2001 were adversely affected by (1) the declining demand for traditional paging services and (2) subscriber cancellations which led to a decrease of 784,000 units in service for the quarter ended March 31, 2001. For the three months ended March 31, 2001 two-way messaging revenues and net revenues were $17.2 million and $14.5 million, respectively. The Company did not begin to sell its two way messaging products on a commercial scale until August 2000.

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and product sales. Product sales represented less than 10% of total revenues for the three months ended March 31, 2001 and 2000. Arch does not differentiate between service and rental revenues.

   Arch believes the demand for traditional messaging services declined in 2000, and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001 as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $81.0 million, or 25.7% of net revenues, in 2001 from $39.1 million, or 21.6% of net revenues, in 2000. The increase was due to the acquisition of PageNet in November 2000. For the three months ended March 31, 2001 and 2000, there was $11.1 million and $1.2 million, respectively, of service, rental and maintenance expenses associated with the provision of two-way messaging and information services.

   Selling expenses increased to $36.7 million, or 11.6% of net revenues, for the three months ended March 31, 2001 from $25.0 million, or 13.8% of net revenues, for the corresponding 2000 period. The increase in dollar amount was due to the acquisition of PageNet. Selling expenses related to two-way messaging and information services were $7.2 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively.

   General and administrative expenses increased to $108.7 million, or 34.4% of net revenues, for the three months ended March 31, 2001 from $53.9 million, or 29.8% of net revenues, in 2000. The increase was due to increased headcount, administrative and facility costs associated with PageNet. General and administrative expenses associated with the provision of two-way messaging and information services were $3.9 million in the 2001 period and $1.3 million in the 2000 period.

   Depreciation and amortization expenses increased to $247.1 million in 2001 from $90.7 million in 2000. The increase in these expenses principally reflect the acquisition of PageNet as well as incremental depreciation and amortization expense as a result of reducing the remaining lives on messaging equipment and certain intangible assets in the fourth quarter of 2000.

   Operating losses were $157.5 million for the three months ended March 31, 2001 compared to $27.7 million in 2000, as a result of the factors outlined above.

   Net interest expense increased to $63.9 million for the three months ended 2001 from $41.3 million for the corresponding 2000 period. The increase was principally attributable to an increase in Arch's outstanding debt due to the PageNet acquisition. Interest expense for the three months ended March 31, 2000 and 2001 included approximately $9.4 million and $12.2 million, respectively, of accretion on assumed bank debt and Arch's senior debt, the payment of which was deferred.

   Other expense increased to $8.2 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. In 2001, other expense includes a $5.9 million charge resulting from the application of SFAS No. 133. See note (h) to the Consolidated Condensed Financial Statements.

   For the three months ended March 31, 2001 and 2000, Arch recognized extraordinary gains of $15.0 million and $7.6 million, respectively, on the retirement of debt exchanged for Arch stock.

   Arch recognized an income tax benefit of $35.5 million for the three months ended March 31, 2001. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet which were available to offset deferred tax liabilities arising from the PageNet acquisition.

   On January 1, 2001, Arch adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended march 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001.

   Net loss increased to $186.6 million for the three months ended March 31, 2001 from $62.6 million for the corresponding 2000 period, as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for messaging devices and system equipment, to service debt.

Capital Expenditures and Commitments

   Arch's capital expenditures decreased from $32.9 million for the three months ended March 31, 2000 to $28.5 million for the three months ended March 31, 2001. These capital expenditures primarily include the purchase of wireless messaging devices, system and transmission equipment, information systems and capitalized financing costs. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch estimates that capital expenditures for 2001 will be approximately $130 million. Arch believes that it will have sufficient cash available from operations and the proceeds of the Nextel transaction, as described below, to fund its capital expenditures for the remainder of the year.

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

   Arch used $175.2 million of the proceeds from these transactions to prepay all required 2001 amortization payments under its senior credit facility. The remaining $75 million of proceeds, with the exception of $5 million of escrowed cash, is available for working capital purposes. At March 31, 2000, Arch had approximately $92 million of cash on hand and no additional borrowing capacity under its senior credit facility.

   Arch believes that based on its current cash position and projected requirements, it will have sufficient cash to fund operations through December 31, 2001. Arch's ability to borrow in the future will depend, in part, on its ability to continue to increase its adjusted earnings before interest, income taxes, depreciation and amortization.

   Equity Issued in Exchange for Debt

   In the first quarter of 2001, Arch issued 8,793,350 shares of Arch common stock in exchange for $26.3 million accreted value ($26.5 million maturity value) of its 107/8% senior discount notes. See note (g) to the consolidated condensed financial statements.

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

   Arch has been highly leveraged, and remains leveraged to a substantial degree. Arch's ratio of total debt to latest three month annualized adjusted earnings before interest, income taxes, depreciation and amortization was 4.6 to 1 as of March 31, 2001.

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

Arch's common stock has been delisted from the Nasdaq National Market.

   On November 13, 2000, Arch received a notice from the Nasdaq National Stock Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. Effective with the opening of the market on April 30, 2001, Arch's common stock was no longer listed on the Nasdaq National Stock Market but is eligible for quotation on the OTC Bulletin Board. Trading in shares of Arch's common stock could decrease substantially and the market price of its common stock may decline further.

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results.

   For the three months ended December 31, 2000, Arch experienced a decrease of 1,502,000 units in service; 504,000 due to subscriber cancellations and 998,000 due to definitional changes. For the three months ended March 31, 2001 Arch experienced a further decrease of 784,000 units in service due to subscriber cancellations. Arch believes the demand for traditional messaging services declined in 2000 and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001 as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

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

Because Arch depends on Motorola for devices and on Glenayre for other equipment, Arch's operations may be disrupted if it is unable to obtain equipment from them in the future.

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

Challenges involved in integrating PageNet's operations with those of Arch may strain Arch's capacities and may prevent the combined company from achieving intended synergies.

   Arch may not be able to successfully finish integrating PageNet's operations. The combination of the two companies will require, among other things, coordination of administrative, sales and marketing, customer billing and services distribution, accounting and finance functions and conversion of information and management systems. The difficulties of such integration will initially be increased by the need to coordinate geographically separate organizations and to integrate personnel with disparate business backgrounds and corporate cultures and by the fact that PageNet had previously suspended a significant restructuring of its own operations.

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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On February 14, 2001, Arch issued and sold 1,015,000 shares of its Series F 12% Redeemable Cumulative Junior Preferred Stock to AWI Spectrum Co., LLC, a newly created, indirect subsidiary of Arch, for total consideration of $70,000,000. The Series F preferred stock was issued and sold in connection with the transactions relating to the sale of SMR licenses to Nextel Communications, Inc. discussed above in Item 2 of Part I of this Report under the heading "Liquidity and Capital Resources - Sources of Funds - Sale of SMR Licenses" and on Arch's Current Reports on Form 8-K dated January 24, 2001 and February 13, 2001, which were filed with the Securities and Exchange Commission on February 6, 2001 and February 23, 2001, respectively. The use of proceeds from the sale of the Series F preferred stock, as well as the other proceeds from the transactions relating to the sale of the SMR licenses to Nextel, is described above in Item 2 of Part I of this Report, which description is hereby incorporated herein by reference.

   The holders of Series F preferred stock do not have the right to cause the conversion of those shares into Arch's common stock. However, Arch is required to redeem/convert all outstanding shares of Series F preferred stock on the tenth anniversary of the date that the Series F preferred stock is issued at a redemption/conversion price equal to the liquidation preference of the Series F preferred stock then in effect payable in cash or, at Arch's option so long as shares of Arch's common stock remain listed on the Nasdaq National Market or another national securities exchange, through the issuance of shares of Arch's common stock valued at the then prevailing market price. Additionally, shares of Series F preferred stock are redeemable/convertible, in whole or in part, at Arch's option at any time at a redemption/conversion price equal to the liquidation preference then in effect payable in cash or, at Arch's option so long as shares of Arch's common stock remain listed on the Nasdaq National Market or another national securities exchange, through the issuance of shares of its common stock valued at the then prevailing market price.

   The offer and sale of the shares of Series F preferred stock were not registered under the Securities Act of 1933 in reliance upon Section 4(2) thereunder.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

Stockholder Proposals for 2002 Annual Meeting

   As set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 2002 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 11, 2001.

   In addition, the Company's By-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed to the Secretary of the Company at the principal offices of the Company, and received not less than 80 days prior to the 2001 Annual Meeting; provided, however, that if less than 90 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, such nomination shall have been mailed or delivered to the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The 2002 Annual Meeting is currently expected to be held on May 14, 2002. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's By-Laws, appropriate notice would need to be provided no later than February 21, 2002.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

   (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

       Current Report on Form 8-K/A dated November 10, 2000 (updating PageNet acquisition pro forma financial information) filed February 9, 2001.

       Current Report on Form 8-K dated January 24, 2001 (reporting sale of SMR licenses to Nextel) filed February 6, 2001.

       Current Report on Form 8-K dated February 9, 2001 (updating description of securities) filed February 9, 2001.

       Current Report on Form 8-K dated February 13, 2001 (reporting receipt of proceed from Nextel transaction) filed February 23, 2001.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS, INC.





Dated:  May 2, 2001                     By: /s/ J. Roy Pottle
                                           ------------------------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS





EXHIBIT   DESCRIPTION
-------   -----------
10.1* Executive Employment Agreement between Arch Wireless, Inc, and C. Edward Baker
10.2*     Executive Employment Agreement between Arch Wireless, Inc, and J. Roy
          Pottle
10.3*     Form of Executive Retention Agreement


 * Filed herewith