Form 10-K/A
period 2000-12-31
ARCH WIRELESS INC
filed 2001-05-23
CIK 915390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         Amendment No. 1 to Form 10-K on
                                   FORM 10-K/A


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

(c)       Exhibits

          The exhibits listed in the accompanying index to exhibits are filed as part of this annual report on Form 10-K/A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARCH WIRELESS, INC.

                                      By:   /s/ J. Roy Pottle
                                         -----------------------------------
                                         J. Roy Pottle
                                         Executive Vice President and Chief
     May 21, 2001                        Financial Officer (principal financial
                                         officer and principal accounting
                                         officer)

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

As discussed further in Note 1, subsequent to March 1, 2001, the date of our original report, the Company prepared a range of financial projections for the remainder of its current fiscal year. Based on the range of these projections, the Company, in certain circumstances, may no longer be in compliance with the various debt covenants of its credit facility as of September 30, 2001. This factor creates a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2001 (except
for the matter discussed in
Note 1 as to which the
date is May 18, 2001)

                               ARCH WIRELESS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                               December 31,
                                                                                            1999          2000
                                                                                        -----------    -----------
                                      ASSETS
     Current assets:
        Cash and cash equivalents ...................................................   $     3,161    $    55,007
        Accounts receivable (less reserves of $16,473 and $62,918 in 1999 and
          2000, respectively) .......................................................        61,167        134,396
        Inventories .................................................................         9,101          2,163
        Prepaid expenses and other ..................................................        11,874         19,877
                                                                                        -----------    -----------
          Total current assets ......................................................        85,303        211,443
                                                                                        -----------    -----------
     Property and equipment, at cost:
        Land, buildings and improvements ............................................        20,503         36,334
        Messaging and computer equipment ............................................       667,820      1,347,468
        Furniture, fixtures and vehicles ............................................        26,321         58,270
                                                                                        -----------    -----------
                                                                                            714,644      1,442,072
        Less accumulated depreciation and amortization ..............................       314,445        444,650
                                                                                        -----------    -----------
        Property and equipment, net .................................................       400,199        997,422
                                                                                        -----------    -----------
     Intangible and other assets (less accumulated amortization of $515,195
        and $697,446 in 1999 and 2000, respectively) ................................       867,543      1,100,744
                                                                                        -----------    -----------
                                                                                        $ 1,353,045    $ 2,309,609
                                                                                        ===========    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
        Current maturities of long-term debt ........................................   $     8,060    $   177,341
        Accounts payable ............................................................        30,016         55,282
        Accrued restructuring charges ...............................................        17,111         60,424
        Accrued expenses ............................................................        43,629        102,959
        Accrued interest ............................................................        30,294         39,140
        Customer deposits ...........................................................         7,526         18,273
        Deferred revenue ............................................................        28,175         44,227
                                                                                        -----------    -----------
          Total current liabilities .................................................       164,811        497,646
                                                                                        -----------    -----------
     Long-term debt, less current maturities ........................................     1,322,508      1,679,219
                                                                                        -----------    -----------
     Other long-term liabilities ....................................................        83,285         74,509
                                                                                        -----------    -----------
     Deferred income taxes ..........................................................          --          121,994
                                                                                        -----------    -----------
     Commitments and contingencies
     Redeemable preferred stock .....................................................        28,176         30,505
                                                                                        -----------    -----------
     Stockholders' equity (deficit):
        Common stock--$.01 par value, authorized 300,000,000 shares, issued and outstanding: 47,263,500 and 161,536,656 shares in 1999 and
          2000, respectively ........................................................           472          1,615
        Class B common stock--$.01 par value, authorized 10,000,000 shares;
          issued and outstanding: 3,968,164 and 1,991,945 shares in 1999 and
          2000, respectively ........................................................            40             20
        Additional paid-in capital ..................................................       633,240      1,095,779
        Accumulated other comprehensive income ......................................          --              (82)
        Accumulated deficit .........................................................      (879,487)    (1,191,596)
                                                                                        -----------    -----------
          Total stockholders' equity (deficit) ......................................      (245,735)       (94,264)
                                                                                        -----------    -----------
                                                                                        $ 1,353,045    $ 2,309,609
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

                               ARCH WIRELESS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                                                                          Accumulated                 Total
                                                     Class B  Additional     Other                  Stockholders'
                                             Common   Common   Paid-in   Comprehensive Accumulated    Equity
                                             Stock    Stock    Capital       Income      Deficit     (Deficit)
                                             -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 1997...............    $    70  $    --  $  351,349  $        --  $  (384,674) $   (33,255)
   Net loss..............................         --       --          --           --     (206,051)    (206,051)
   Exercise of options to purchase
     31,344 shares of common stock.......         --       --         294           --           --          294
   Issuance of 85,996 shares of common
     stock under Arch's employee stock
     purchase plan.......................          1       --         548           --           --          549
   Preferred stock dividend..............         --       --          --           --       (1,030)      (1,030)
                                             -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 1998...............         71       --     352,191           --     (591,755)    (239,493)
   Net loss..............................         --       --          --           --     (285,586)    (285,586)
   Issuance of 30,847,004 shares of
     common stock and 5,360,261 of Class
     B common stock in rights offering...        308       54     216,881           --           --      217,243
   Issuance of 4,781,656 shares of
     common stock to acquire company.....         48       --      20,035           --           --       20,083
   Shares to be issued in connection
     with the Benbow settlement..........         --       --      22,836           --           --       22,836
   Issuance of 3,136,665 shares of
     common stock in exchange for debt...         31       --      21,106           --           --       21,137
   Issuance of 34,217 shares of common
     stock under Arch's employee stock
     purchase plan.......................         --       --         191           --           --          191
   Conversion of Class B common stock
     into common stock...................         14      (14)         --           --           --           --
   Preferred stock dividend..............         --       --          --           --       (2,146)      (2,146)
                                             -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 1999...............        472       40     633,240           --     (879,487)    (245,735)
   Net loss..............................         --       --          --           --     (309,780)    (309,780)
   Foreign currency translation
     adjustments.........................         --       --          --          (82)          --          (82)
                                                                                                     -----------
     Total comprehensive loss............                                                               (309,862)
   Issuance of 89,896,907 shares of
     common stock to acquire company.....        899       --     262,499           --           --      263,398
   Issuance of 12,468,632 shares of
     common stock in exchange for debt...        125       --     156,851           --           --      156,976
   Issuance of 6,613,180 shares of
     common stock in exchange for
     redeemable preferred stock..........         66       --      46,849           --           --       46,915
   Issuance of 2,856,721 shares of
     common stock in connection with the
     Benbow settlement...................         28       --         (28)          --           --           --
   Issuance of 459,133 shares of common
     stock under Arch's employee stock
     purchase plan.......................          5       --         570           --           --          575
   Exercise of Warrants to purchase
     2,364 shares of common stock........         --       --          21           --           --           21
   Conversion of Class B common stock
     into common stock...................         20      (20)         --           --           --           --
   Preferred stock accretion.............         --       --      (4,223)          --           --       (4,223)
   Preferred stock dividend..............         --       --          --           --       (2,329)      (2,329)
                                             -------  -------  ----------  -----------  -----------  -----------
Balance, December 31, 2000.................  $ 1,615  $    20  $1,095,779  $       (82) $(1,191,596) $   (94,264)
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

   In May 2001, Arch prepared a range of financial projections for the remainder of its current fiscal year. Arch believes that based on the lower range of its current projections, it may be in default of certain financial covenants of its credit facility as of September 30, 2001. Arch's ability to continue as a going concern is dependent upon its ability to comply with the terms of its debt agreements, to refinance its existing debt or obtain additional financing. Arch is currently in the process of restructuring its obligations. There can be no assurance that Arch will be successful in its efforts, which may have a material adverse affect on the solvency of Arch.

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

                                                                                    Year Ended          Year Ended
                                                                                 December 31, 1999  December 31, 2000
                                                                                 -----------------  -----------------
                                                                                (unaudited and in thousands except for
                                                                                          per share amounts)
   Revenues................................................................          $ 1,803,519        $ 1,475,828
   Income (loss) before extraordinary item.................................             (429,994)          (499,006)
   Net income (loss).......................................................             (433,355)          (440,403)
   Basic/diluted net income (loss) per common share........................                (2.55)             (2.90)

3. Intangible and Other Assets

   Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                                                                December 31,
                                                                                            1999            2000
                                                                                            ----            ----
   Purchased Federal Communications Commission licenses...........................      $    354,246    $    451,431
   Purchased subscriber lists.....................................................           239,114         412,015
   Goodwill.......................................................................           249,010         163,027
   Restricted cash................................................................                --          35,280
   Deferred financing costs.......................................................            19,915          24,905
   Other..........................................................................             5,258          14,086
                                                                                        ------------    ------------
                                                                                        $    867,543    $  1,100,744
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

5. Redeemable Preferred Stock and Stockholders' Equity

   Redeemable Series C Cumulative Convertible Preferred Stock--On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm, together with certain other private investors, made an equity investment in Arch of $25.0 million in the form of Series C Convertible Preferred Stock of Arch. The Series C Preferred Stock: (i) is convertible into Arch common stock at a conversion price of $16.38 per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 8.0%,
(A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch common stock valued at 95% of the then prevailing market price or
(B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or liquidation of Arch; (iii) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch common stock valued at 95% of the then prevailing market price of Arch common stock, so long as the common stock remains listed on a national securities exchange; (iv) is subject to redemption for cash or conversion into Arch common stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined in the indenture governing the senior discount notes, requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch common stock valued at 95% of the then prevailing market price of Arch common stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; (vii) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the senior discount notes indenture; and (viii) has certain voting and preemptive rights. Upon an event of redemption or conversion, Arch currently intends to convert such Series C Preferred Stock into shares of Arch common stock.

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

                                  EXHIBIT INDEX

23.1*  Consent of Arthur Andersen LLP.

----------------
 *     Filed herewith.