Form 10-Q/A
period 2001-03-31
ARCH WIRELESS INC
filed 2001-05-23
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         Amendment No. 1 TO Form 10-Q on
                                  Form 10-Q/A

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

                               ARCH WIRELESS, INC.
                               AMENDMENT No. 1 TO
                          QUARTERLY REPORT ON FORM 10-Q


                                EXPLANATORY NOTE

   Following the delisting of the Company's Common Stock from the Nasdaq National Market on April 30, 2001, the Company has determined that the Series C Convertible Preferred Stock should be classified as temporary equity rather than equity. This Form 10-Q/A is being filed to reflect that reclassification. The consolidated financial statements and notes thereto filed herewith reflect no other changes from the consolidated financial statements and notes thereto filed with the Form 10-Q on May 3, 2001.


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ARCH WIRELESS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                    March 31,     December 31,
                                                    ---------     ------------
                                                       2001           2000
                                                       ----           ----
                                  ASSETS           (unaudited)
Current assets:
     Cash and cash equivalents                     $    92,268    $    55,007
     Accounts receivable, net                          117,815        134,396
     Inventories                                         2,696          2,163
     Prepaid expenses and other                         28,516         19,877
                                                   -----------    -----------
         Total current assets                          241,295        211,443
                                                   -----------    -----------
Property and equipment, at cost                      1,444,148      1,442,072
Less accumulated depreciation and amortization        (503,174)      (444,650)
                                                   -----------    -----------
Property and equipment, net                            940,974        997,422
                                                   -----------    -----------
Intangible and other assets, net                       936,361      1,100,744
                                                   -----------    -----------
                                                   $ 2,118,630    $ 2,309,609
                                                   ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt          $    37,640    $   177,341
     Accounts payable                                   64,607         55,282
     Accrued restructuring                              38,079         60,424
     Accrued interest                                   39,294         39,140
     Accrued expenses and other liabilities            134,543        165,459
                                                   -----------    -----------
         Total current liabilities                     314,163        497,646
                                                   -----------    -----------
Long-term debt, less current maturities              1,624,939      1,679,219
                                                   -----------    -----------
Other long-term liabilities                            335,114         74,509
                                                   -----------    -----------
Deferred income taxes                                   86,494        121,994
                                                   -----------    -----------
Redeemable preferred stock                              31,107         30,505
                                                   -----------    -----------
Stockholders' equity (deficit):
     Common stock-- $.01 par value                       1,723          1,635
     Additional paid-in capital                      1,103,044      1,095,779
     Accumulated other comprehensive income                265            (82)
     Accumulated deficit                            (1,378,219)    (1,191,596)
                                                   -----------    -----------
         Total stockholders' equity (deficit)         (273,187)       (94,264)
                                                   -----------    -----------
                                                   $ 2,118,630    $ 2,309,609
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

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A for the quarter ended March 31, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS, INC.





Dated:  May 21, 2001                    By: /s/ J. Roy Pottle
                                           ------------------------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer