Form 10-Q
period 2001-06-30
ARCH WIRELESS INC
filed 2001-08-14
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 182,434,590 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 10, 2001.

                               ARCH WIRELESS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



  PART I.  FINANCIAL INFORMATION                                          Page
           ---------------------                                          ----

  Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets as of June 30, 2001
           and December 31, 2000                                             3

           Consolidated Condensed Statements of Operations for the
           Three and Six Months Ended June 30, 2001 and 2000                 4

           Consolidated Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000                           5

           Notes to Consolidated Condensed Financial Statements              6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       17

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                17
  Item 2.  Changes in Securities and Use of Proceeds                        17
  Item 3.  Defaults upon Senior Securities                                  17
  Item 4.  Submission of Matters to a Vote of Security Holders              18
  Item 5.  Other Information                                                19
  Item 6.  Exhibits and Reports on Form 8-K                                 19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ARCH WIRELESS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                          June 30,     December 31,
                                                            2001          2000
                                                            ----          ----
                                  ASSETS                (unaudited)
   Current assets:
        Cash and cash equivalents                       $    39,811    $    55,007
        Accounts receivable, net                            113,924        134,396
        Inventories                                           2,294          2,163
        Prepaid expenses and other                           37,083         19,877
                                                        -----------    -----------
            Total current assets                            193,112        211,443
                                                        -----------    -----------
   Property and equipment, at cost                        1,476,508      1,442,072
   Less accumulated depreciation and amortization        (1,014,446)      (444,650)
                                                        -----------    -----------
   Property and equipment, net                              462,062        997,422
                                                        -----------    -----------
   Intangible and other assets, net                          55,191      1,100,744
                                                        -----------    -----------
                                                        $   710,365    $ 2,309,609
                                                        ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
        Current maturities of long-term debt            $ 1,585,736    $   177,341
        Accounts payable                                     57,751         55,282
        Accrued restructuring                                19,058         60,424
        Accrued interest                                     28,200         39,140
        Accrued expenses and other liabilities              143,297        165,459
                                                        -----------    -----------
            Total current liabilities                     1,834,042        497,646
                                                        -----------    -----------
   Long-term debt                                            65,409      1,679,219
                                                        -----------    -----------
   Other long-term liabilities                               65,286         74,509
                                                        -----------    -----------
   Deferred income taxes                                      3,994        121,994
                                                        -----------    -----------
   Redeemable convertible preferred stock                   114,472         30,505
                                                        -----------    -----------
   Stockholders' equity (deficit):
        Common stock-- $.01 par value                         1,824          1,635
        Additional paid-in capital                        1,107,233      1,095,779
        Accumulated other comprehensive income                 (439)           (82)
        Accumulated deficit                              (2,481,456)    (1,191,596)
                                                        -----------    -----------
            Total stockholders' equity (deficit)         (1,372,838)       (94,264)
                                                        -----------    -----------
                                                        $   710,365    $ 2,309,609
                                                        ===========    ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------        -------------------------
                                                      2001             2000             2001             2000
                                                      ----             ----             ----             ----
   Revenues                                      $     303,399    $     187,852    $     630,828    $     377,847
   Cost of products sold                               (11,120)          (8,381)         (22,631)         (17,261)
                                                 -------------    -------------    -------------    -------------
                                                       292,279          179,471          608,197          360,586
                                                 -------------    -------------    -------------    -------------
   Operating expenses:
      Service, rental, and maintenance                  76,504           37,839          157,547           76,954
      Selling                                           38,968           24,333           75,624           49,378
      General and administrative                        98,525           55,362          207,202          109,296
      Depreciation and amortization                  1,220,886           89,882        1,467,974          180,589
                                                 -------------    -------------    -------------    -------------
        Total operating expenses                     1,434,883          207,416        1,908,347          416,217
                                                 -------------    -------------    -------------    -------------
   Operating income (loss)                          (1,142,604)         (27,945)      (1,300,150)         (55,631)
   Interest expense, net                               (52,658)         (35,399)        (116,585)         (76,699)
   Other expense                                        (8,319)            (804)         (16,529)          (2,010)
                                                 -------------    -------------    -------------    -------------
   Income (loss) before income tax benefit,
     extraordinary item and accounting change       (1,203,581)         (64,148)      (1,433,264)        (134,340)
   Benefit from income taxes                            82,500             --            118,000             --
                                                 -------------    -------------    -------------    -------------
   Income (loss) before extraordinary item and
     accounting change                              (1,121,081)         (64,148)      (1,315,264)        (134,340)
   Extraordinary gain from early
     extinguishment of debt                             19,273           44,436           34,229           52,051
   Cumulative effect of accounting change                 --               --             (6,794)            --
                                                 -------------    -------------    -------------    -------------
   Net income (loss)                                (1,101,808)         (19,712)      (1,287,829)         (82,289)
   Accretion of redeemable preferred stock                --             (1,261)            --             (1,261)
   Preferred stock dividend                             (1,429)            (573)          (2,031)          (1,135)
                                                 -------------    -------------    -------------    -------------
   Net income (loss) to common stockholders      $  (1,103,237)   $     (21,546)   $  (1,289,860)   $     (84,685)
                                                 =============    =============    =============    =============

   Basic/diluted net income (loss) per common
     share before extraordinary charge and
     accounting change                           $       (6.19)   $       (1.01)   $       (7.56)   $       (2.26)
   Extraordinary item per basic/diluted common
      share                                               0.11             0.68             0.20             0.86
   Cumulative effect of accounting change per
      basic/diluted common share                          --               --              (0.04)            --
                                                 -------------    -------------    -------------    -------------
   Basic/diluted net income (loss) per common
      share                                      $       (6.08)   $       (0.33)   $       (7.40)   $       (1.40)
                                                 =============    =============    =============    =============
   Basic/diluted weighted average number of
      common shares outstanding                    181,425,387       65,794,673      174,348,947       60,555,685
                                                 =============    =============    =============    =============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       2001         2000
                                                                       ----         ----
   Net cash (used for) provided by operating activities             $ (15,435)   $  53,006
                                                                    ---------    ---------

   Cash flows from investing activities:
      Additions to property and equipment, net                        (71,483)     (74,061)
      Additions to intangible and other assets                         (3,181)      (3,602)
      Net proceeds from sale of FCC licenses                          175,000         --
      Acquisition of company, net of cash acquired                        104         --
                                                                    ---------    ---------
   Net cash provided by (used for) investing activities               100,440      (77,663)
                                                                    ---------    ---------

   Cash flows from financing activities:
      Issuance of long-term debt                                        2,685       58,000
      Repayment of long-term debt                                    (178,111)     (33,000)
      Net proceeds from sale of preferred stock                        75,000         --
      Net proceeds from sale of common stock                             --            354
                                                                    ---------    ---------
   Net cash (used for) provided by financing activities              (100,426)      25,354
                                                                    ---------    ---------

   Effect of exchange rate changes on cash                                225         --
                                                                    ---------    ---------
   Net (decrease) increase in cash and cash equivalents               (15,196)         697
   Cash and cash equivalents, beginning of period                      55,007        3,161
                                                                    ---------    ---------
   Cash and cash equivalents, end of period                         $  39,811    $   3,858
                                                                    =========    =========

   Supplemental disclosure:
      Interest paid                                                 $  99,071    $  60,461
      Accretion of discount on senior notes and assumed bank debt   $  21,083    $  14,696
      Issuance of common stock in exchange for debt                 $  11,643    $ 155,624
      Issuance of preferred stock in exchange for debt              $   6,936    $  42,692
      Accretion of redeemable preferred stock                       $    --      $   1,261



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 2000, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 2000 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K/A for the year ended December 31, 2000. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

  Risks and Other Important Factors - Arch sustained net losses of $206.1 million, $285.6 million and $309.8 million for the years ended December 31, 1998, 1999 and 2000, respectively and net losses of $1.3 billion in the six months ended June 30 , 2001. Arch's loss from operations for the six months ended June 30, 2001 was $1.3 billion after recording an impairment charge of $976.2 million on certain long-lived assets (see Note (b) below). In addition, at June 30, 2001, Arch had an accumulated deficit of approximately $2.5 billion and a deficit in working capital of $1.64 billion, including $1.59 billion of debt classified as current liabilities because Arch is in default under substantially all its indebtedness (see Note (c) below). The impairment charge will result in lower depreciation and amortization expenses in future periods, therefore Arch's losses from operations and net losses are expected to decrease in the future. Arch cannot predict whether or when its operations will become profitable.

  Arch's operations require the availability of substantial funds to finance the maintenance and development of its existing messaging operations and its subscriber base and to enhance and expand its two-way messaging networks. Arch's ability to borrow additional amounts in the future is dependent on Arch's ability to restructure its existing debt as well as the availability of financing in the capital markets.

  Arch's ability to continue as a going concern is dependent upon its ability to restructure its existing debt such that interest expense is substantially reduced. In July 2001, Arch announced the withdrawal of its previously announced proposal to restructure its outstanding debt. This withdrawal was due primarily to lower than expected operating results in the second quarter of 2001. The lower than anticipated operating results will negatively impact future operating results and projected year-end liquidity and led to the withdrawal of Arch's previous financial projections. These developments made the previously proposed restructuring infeasible. Arch is updating its business plan and projections to take into account its second quarter results. Arch also will evaluate its restructuring options when this update is complete. These options include filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch cannot predict whether it will be successful in its efforts. A failure to restructure its existing debt such that interest expense is substantially reduced will have a material adverse effect on the solvency of Arch.

  Arch's financial results and lack of additional sources of liquidity indicate that it may not be able to continue as a going concern unless it restructures its existing debt such that interest expense is substantially reduced. Furthermore, Arch is in default under its secured credit facility and substantially all of its other indebtedness, except the indebtedness of its Canadian subsidiary, due to nonpayment of approximately $8.3 million of interest due on July 2, 2001 under the outstanding 12 3/4% senior notes of its subsidiary (see Note (c) below). Arch is also subject to additional risks and uncertainties including, but not limited to, changes in technology, subscriber turnover, competition and business integration.

     (b) Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of," Arch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows.

  In July 2001, Arch determined that a reduction in the carrying value of certain one-way paging equipment, computer equipment and intangible assets was required, due to the facts and circumstances discussed in Note (a) above. As a result, Arch recorded an impairment charge of $976.2 million, which is included in depreciation and amortization expense in the statement of operations for the three and six months ended June 30, 2001.

  Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                                      June 30,      December 31,
                                                                        2001           2000
                                                                        ----           ----
  Purchased Federal Communications Commission licenses.......      $         64   $    451,431
  Purchased subscriber lists.................................                --        412,015
  Goodwill...................................................                --        163,027
  Restricted cash............................................            37,415         35,280
  Deferred financing costs...................................            17,563         24,905
  Other......................................................               149         14,086
                                                                   ------------   ------------
                                                                   $     55,191   $  1,100,744
                                                                   ============   ============

     (c) Classification of Debt - Effective August 2, 2001, Arch Wireless Communications, Inc. ("AWCI"), a subsidiary of Arch, is in default under the indenture governing its 12 3/4% senior notes for nonpayment of interest due on July 2, 2001. This default also constitutes a default under substantially all indebtedness of Arch and its direct and indirect subsidiaries, except the indebtedness of its Canadian subsidiary. Due to this default, Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest to be immediately due and payable, to seek foreclosure upon Arch's assets, to file a bankruptcy petition against Arch or to pursue other remedies. As a result, Arch has reclassified its debt to current liabilities.

     (d) Divisional Reorganization - As of June 30, 2001, 1,234 former Arch and MobileMedia employees had been terminated due to the MobileMedia and PageNet integrations and a previous divisional reorganization. Arch's restructuring activity as of June 30, 2001 is as follows (in thousands):

                                              Reserve         Utilization
                                             Balance at            of
                                            December 31,       Reserve in        Remaining
                                                2000              2001            Reserve
                                                ----              ----            -------
  Severance costs.....................       $   2,957          $   2,911        $      46
  Lease obligation costs..............          10,776              3,526            7,250
  Other costs.........................             162                 49              113
                                             ---------          ---------        ---------
     Total............................       $  13,895          $   6,486        $   7,409
                                             =========          =========        =========

     (e) PageNet Acquisition Reserve - As of June 30, 2001, 1,381 former PageNet employees had been terminated. Arch's restructuring activity as of June 30, 2001 is as follows (in thousands):

                                              Reserve         Utilization
                                             Balance at            of
                                            December 31,       Reserve in        Remaining
                                                2000              2001            Reserve
                                                ----              ----            -------
  Severance costs.....................       $  36,767          $  30,231        $   6,536
  Lease obligation costs..............           9,264              4,356            4,908
  Other costs.........................             500                295              205
                                             ---------          ---------        ---------
     Total............................       $  46,531          $  34,882        $  11,649
                                             =========          =========        =========

     (f) Nextel Agreement - In January 2001, Arch agreed to sell its 900 MHz
SMR (Specialized Mobile Radio) licenses to Nextel Communications, Inc. Nextel acquired the SMR licenses for an aggregate purchase price of $175 million and invested approximately $75 million in a new equity issue, Arch series F 12% redeemable cumulative junior preferred stock. The transaction was completed in two stages. In February 2001, Nextel advanced $250 million in the form of a secured loan in the principal amount of $175 million and an unsecured loan in the principal amount of $75 million to a newly created, stand-alone Arch subsidiary that held the SMR licenses pending regulatory approval of their transfer. The new Arch subsidiary was not permitted to engage in any business other than ownership and maintenance of the SMR licenses and did not have any liability or obligation with respect to any of the debt obligations of Arch or its subsidiaries. In May 2001, upon transfer of the SMR licenses to Nextel, the principal amount of the secured loan was offset against the $175.0 million aggregate purchase price for the SMR licenses, and the principal amount of the unsecured loan was exchanged for shares of series F preferred stock. Accrued interest on the secured and unsecured loans was also paid in series F preferred stock.

  Arch acquired the SMR licenses as part of its acquisition of PageNet in November 2000. In accordance with the purchase method of accounting, the SMR licenses were recorded at their fair value of $175.0 million and were included the Purchased Federal Communications Commission licenses balance in Note (b) above.

     (g) Debt Exchanged for Equity - In the first half of 2001, Arch issued 18,905,989 shares of Arch common stock in exchange for $50.8 million accreted value ($51.0 million maturity value) of its senior discount notes. Arch recorded an extraordinary gain of $34.2 million on the early extinguishment of debt as a result of these transactions.

     (h) Redeemable Series F Cumulative Junior Preferred Stock - In May
2001, in connection with the Nextel transactions discussed in Note (f) above, Arch issued 793,219 shares of series F preferred stock. The series F preferred stock: (i) is convertible into Arch common stock at a conversion price equal to the then prevailing market price of the common stock per share, subject to certain adjustments; (ii) bears dividends at an annual rate of 12.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch common stock valued at the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the series F preferred stock or liquidation of Arch; (iii) on the tenth anniversary of the date of issuance, must be, at Arch's option, redeemed for cash or converted into Arch common stock valued at the then prevailing market price of Arch common stock, so long as the common stock remains listed on a national securities exchange; (iv) is subject to redemption for cash or conversion into Arch common stock at Arch's option in certain circumstances; (v) in the event of a "Change of Control" as defined, requires Arch, at its option, to redeem the series F preferred stock for cash or convert such shares into Arch common stock valued at the then prevailing market price of Arch common stock, with such cash redemption or conversion being at a price equal to 101% of the sum of the original purchase price plus accumulated dividends; (vi) limits certain mergers or asset sales by Arch; and (vii) has certain voting and preemptive rights.

     (i) Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. Arch has not designated any of the outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments will be recognized in other expense. Arch recorded other expense of approximately $4.8 million related to the changes in fair value of the derivatives during the six months ended June 30, 2001.

     (j) Segment Reporting - Arch has determined that it has three reportable segments: traditional paging operations, two-way messaging operations and international operations. Management makes operating decisions and assesses individual performances based on the performance of these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's U.S. customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's U.S. customers. International operations consist of the operations of Arch's Canadian subsidiary.

  Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

  Arch did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. Arch's Canadian subsidiary was acquired in November 2000 in the PageNet acquisition. Prior to 2000, substantially all of Arch's operations were traditional paging operations. The following tables present segment financial information related to Arch's segments for the periods indicated (in thousands):

                                               Traditional    Two-way Messaging  International
  Three Months Ended June 30, 2001          Paging Operations     Operations      Operations    Consolidated
  --------------------------------          -----------------     ----------      ----------    ------------
   Revenues...............................     $   276,221        $  22,324        $  4,854     $    303,399
   Depreciation and amortization expense..       1,167,851           13,951          39,084        1,220,886
   Operating income (loss)................      (1,083,596)         (20,583)        (38,425)      (1,142,604)
   Adjusted EBITDA(1).....................          84,254           (6,632)            660           78,282
   Total assets...........................         464,406          226,451          19,508          710,365
   Capital expenditures...................          26,674           18,796             687           46,157
  Three Months Ended June 30, 2000
  --------------------------------
   Revenues...............................     $   187,710        $     142        $     --     $    187,852
   Depreciation and amortization expense..          89,692              190              --           89,882
   Operating income (loss)................         (25,797)          (2,148)             --          (27,945)
   Adjusted EBITDA(1).....................          63,895           (1,958)             --           61,937
   Total assets...........................       1,240,765           10,461              --        1,251,226
   Capital expenditures...................          34,158           10,651              --           44,809
  Six Months Ended June 30, 2001
  ------------------------------
   Revenues...............................     $   581,487        $  39,571        $  9,770     $    630,828
   Depreciation and amortization expense..       1,396,025           27,825          44,124        1,467,974
   Operating income (loss)................      (1,215,269)         (42,165)        (42,716)      (1,300,150)
   Adjusted EBITDA(1).....................         180,755          (14,340)          1,409          167,824
   Total assets...........................         464,406          226,451          19,508          710,365
   Capital expenditures...................          43,944           29,133           1,587           74,664
  Six Months Ended June 30, 2000
  ------------------------------
   Revenues...............................     $   377,705        $     142        $     --     $    377,847
   Depreciation and amortization expense..         180,399              190              --          180,589
   Operating income (loss)................         (50,862)          (4,769)             --          (55,631)
   Adjusted EBITDA(1).....................         129,537           (4,579)             --          124,958
   Total assets...........................       1,240,765           10,461              --        1,251,226
   Capital expenditures...................          67,012           10,651              --           77,663


     (1) Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, restructuring charges, equity in loss of affiliate or extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions, among other things.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Arch's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

   Revenues increased to $303.4 million, a 61.5% increase, and $630.8 million, a 67.0% increase, for the three and six months ended June 30, 2001, respectively, from $187.9 million and $377.8 million for the three and six months ended June 30, 2000, respectively, as the number of units in service increased from 6.7 million at June 30, 2000 to 10.2 million at June 30, 2001 due to the PageNet acquisition in November 2000. Net revenues (revenues less cost of products sold) increased to $292.3 million, a 62.9% increase, and $608.2 million, a 68.7% increase, for the three and six months ended June 30, 2001, respectively, from $179.5 million and $360.6 million for the corresponding periods in 2000. Revenues and net revenues in the three and six months ended June 30, 2000 and 2001 were adversely affected by (1) the declining demand for traditional paging services and (2) subscriber cancellations, which led to a decrease of 875,000 and 1,659,000 units in service for the three and six months ended June 30, 2001, respectively.

   For the three and six months ended June 30, 2001, two-way messaging revenues were $22.3 million, 7.4% of total revenue, and $39.6 million, 6.3% of total revenue, respectively. Two-way messaging net revenues were $19.0 million, 6.5% of total net revenue, and $33.5 million, 5.5% of total net revenue, respectively. The Company did not begin to sell its two-way messaging products and services on a commercial scale until August 2000. Two-way units in service increased from 400 at June 30, 2000 to 282,000 at June 30, 2001.

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and product sales. Product sales represented less than 10% of total revenues for the three and six months ended June 30, 2000 and 2001. Arch does not differentiate between service and rental revenues.

   Arch believes the demand for traditional messaging services declined in 1999 and 2000 and in the first half of 2001, and will continue to decline in the foreseeable future. Arch believes that any element of future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001, as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $76.5 million, or 26.2% of net revenues, and $157.5 million, or 25.9% of net revenues, in the three and six months ended June 30, 2001, respectively, from $37.8 million, or 21.1% of net revenues, and $77.0 million, or 21.3% of net revenues in the corresponding periods in 2000. The increase was due to the acquisition of PageNet in November 2000. For the three and six months ended June 30, 2001, there were $11.5 million and $22.6 million, respectively, of service, rental and maintenance expenses associated with the provision of two-way messaging and information services, compared to $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 2000.

   Selling expenses increased to $39.0 million, or 13.3% of net revenues, and $75.6 million, or 12.4% of net revenues, for the three and six months ended June 30, 2001, respectively, from $24.3 million, or 13.6% of net revenues, and $49.4 million, or 13.7% of net revenues, for the corresponding periods in 2000. The increase in dollar amount was due to the acquisition of PageNet. Selling expenses related to two-way messaging and information services were $9.7 million and $16.8 million for the three and six months ended June 30, 2001, respectively, compared to $49 thousand for the six months ended June 30, 2000.

   General and administrative expenses increased to $98.5 million, or 33.7% of net revenues, and $207.2 million, or 34.1% of net revenues, for the three and six months ended June 30, 2001, respectively, from $55.4 million, or 30.8% of net revenues, and $109.3 million, or 30.3% of net revenues for the corresponding periods in 2000. The increase was due to increased headcount, administrative and facility costs associated with PageNet. General and administrative expenses associated with the provision of two-way messaging and information services were $4.4 million and $8.4 million in the three and six months ended June 30, 2001, respectively, compared to $1.2 million and $2.4 million in the corresponding periods in 2000.

   Depreciation and amortization expenses increased to $1,220.9 million and $1,468.0 million in the three and six months ended June 30, 2001, respectively, from $89.9 million and $180.6 million in the three and six months ended June 30, 2000. The increase was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way paging equipment, computer equipment and intangible assets. See Note (b) to the Consolidated Condensed Financial Statements. The remaining increase in these expenses reflects the acquisition of PageNet.

   Operating losses were $1,142.6 million and $1,300.2 million for the three and six months ended June 30, 2001, respectively, compared to $27.9 million and $55.6 million in the three and six months ended June 30, 2000, respectively, as a result of the factors outlined above.

   Net interest expense increased to $52.7 million and $116.6 million for the three and six months ended June 30, 2001, respectively, from $35.4 million and $76.7 million for the corresponding periods in 2000. The increase was principally attributable to an increase in Arch's outstanding debt due to the PageNet acquisition. Interest expense for the six months ended June 30, 2000 and 2001 included approximately $14.7 million and $21.1 million, respectively, of accretion on assumed bank debt and Arch's senior debt, the payment of which was deferred.

   Other expense increased to $8.3 million and $16.5 million for the three and six months ended June 30, 2001, respectively, from $804 thousand and $2.0 million for the three and six months ended June 30, 2000. In 2001, other expense includes a $4.8 million charge resulting from the application of SFAS No. 133 (See Note (i) to the Consolidated Condensed Financial Statements) and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

   For the three and six months ended June 30, 2001, Arch recognized extraordinary gains of $19.3 million and $34.2 million, respectively, on the retirement of debt exchanged for Arch stock. For the three and six months ended June 30, 2000, Arch recognized extraordinary gains of $44.4 million and $52.1 million, respectively, on the retirement of debt exchanged for Arch stock.

   Arch recognized an income tax benefit of $82.5 million and $118.0 million for the three and six months ended June 30, 2001, respectively. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

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

   Net loss increased to $1,101.8 million and $1,287.8 million for the three and six months ended June 30, 2001, from $19.7 million and $82.3 for the corresponding periods in 2000, as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch is evaluating options to restructure its debt in light of its inability to make required principal and interest payments under its secured credit facility and outstanding notes. These options include filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch's inability to pay arises primarily from the lack of sufficient cash flow from operations. Arch is in default under its secured credit facility and substantially all of its other indebtedness, except the indebtedness of its Canadian subsidiary. The defaults result from the nonpayment of approximately $14.2 million of interest as of August 10, 2001. Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest, approximately $1.8 billion as of the date of the filing of this report, to be immediately due and payable.

   CASH FLOW

   Arch's business strategy requires the availability of substantial funds to finance capital expenditures for messaging devices and system equipment and to service debt. Arch's net cash flows from operating, investing and financing activities for the six months ended June 30, 2001 and 2000 are as follows:

                                                                    Six Months Ended June 30,
                                                                       2001            2000
                                                                       ----            ----
Net cash (used in) provided by operating activities.............    $  (15.4)       $   53.0
Net cash provided by (used in) investing activities.............    $  100.4        $  (77.7)
Net cash (used in) provided by financing activities.............    $ (100.4)       $   25.4

   Investing activities in 2001 included cash inflow of $175.0 million for specialized mobile radio licenses sold to Nextel offset by $74.6 of capital expenditures. Financing activities in 2001 include an investment of $75.0 million by Nextel in Arch series F preferred stock and borrowings by Arch's Canadian subsidiary of approximately $2.7 million, offset by the repayment of $178.1 million of long-term debt, including $175.2 million under the secured credit facility.

   Investing activities in 2000 consisted only of capital expenditures. Financing activities in 2000 included net borrowings of $25.0 million and the sale of $354 thousand of Arch common stock.

CAPITAL EXPENDITURES AND COMMITMENTS

   Arch's capital expenditures decreased from $77.7 million for the six months ended June 30, 2000 to $74.6 million for the six months ended June 30, 2001. These capital expenditures primarily include the purchase of wireless messaging devices, system and transmission equipment, information systems and capitalized financing costs. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch estimates that capital expenditures for 2001 will be approximately $130 million. Assuming that its indebtedness is appropriately restructured such that interest expense is substantially reduced, Arch believes that it will have sufficient cash available from operations and the proceeds of the Nextel transaction, as described below, to fund its capital expenditures for the remainder of the year.

SOURCES OF FUNDS

   Sale of SMR Licenses

   In January 2001, Arch announced an agreement with Nextel Communications, Inc. to sell its Specialized Mobile Radio (SMR) licenses to Nextel for an aggregate purchase price of $175 million. Concurrent with this transaction, Nextel agreed to invest approximately $75 million in Arch series F preferred stock.

   Pursuant to these transactions, in February 2001, Nextel advanced $250 million to Arch in the form of a $175 million loan, which was secured by a lien on certain of the assets of the Arch subsidiary which owned the SMR licenses and by a guaranty from another Arch subsidiary, and a $75 million unsecured loan.

Upon receipt of regulatory approvals in May 2001, the SMR licenses were transferred to Nextel and the principal amount of the secured loan was offset against the $175 million aggregate purchase price for the SMR licenses, and the principal amount of the unsecured loan was exchanged for shares of Arch series F preferred stock. Accrued interest on these loans was also paid in shares of series F preferred stock.

   Arch used $175.2 million of the proceeds from these transactions to prepay all required 2001 amortization payments under its senior credit facility. The remaining $74.8 million of proceeds is available for working capital purposes. At June 30, 2001, Arch had approximately $39.8 million of cash on hand and no additional borrowing capacity under its senior credit facility.

   Arch believes that based on its current cash position and projected requirements, it will have sufficient cash to fund operations through December 31, 2001, provided Arch defers interest payments due on its outstanding indebtedness. However, Arch is in default under its secured credit facility and outstanding notes. See Note (c) to the Consolidated Condensed Financial Statements. Arch's ability to borrow in the future will depend, in part, on its ability to continue to increase its adjusted earnings before interest, income taxes, depreciation and amortization.

   Equity Issued in Exchange for Debt

   In the first half of 2001, Arch issued 18,905,989 shares of Arch common stock in exchange for $50.8 million accreted value ($51.0 million maturity value) of its 10 7/8% senior discount notes. See note (g) to the consolidated condensed financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

Unless Arch succeeds in restructuring its outstanding indebtedness, it will not be able to continue as a going concern.

   Arch's ability to continue as a going concern is dependent upon its ability to restructure its existing debt such that interest expense is substantially reduced. In July 2001, Arch announced the withdrawal of its previously announced proposal to restructure its outstanding debt. This withdrawal was due primarily to lower than expected operating results in the second quarter of 2001. The lower than anticipated operating results will negatively impact future operating results and projected year-end liquidity and led to the withdrawal of Arch's previous financial projections. These developments made the previously proposed restructuring infeasible. Arch is updating its business plan and projections to take into account its second quarter results. Arch also will evaluate its restructuring options when this update is complete. These options include filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch cannot predict whether it will be successful in its efforts. A failure to restructure its existing debt such that interest expense is substantially reduced will have a material adverse effect on the solvency of Arch.

   Arch's financial results and lack of additional sources of liquidity indicate that it will not be able to continue as a going concern unless it restructures its existing debt such that interest expense is substantially reduced. Furthermore, Arch is in default under its secured credit facility and substantially all of its other indebtedness except the indebtedness of its Canadian subsidiary, due to nonpayment of approximately $8.3 million of interest. Due to this default, Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest to be immediately due and payable, to seek foreclosure upon Arch's assets, to file a bankruptcy petition against Arch or to pursue other remedies. Any of these developments would have a material adverse effect on Arch's business operations, liquidity, cash flows and ability to continue as a going concern. Arch is currently leveraged to a substantial degree. Arch's ratio of total debt to latest three month annualized adjusted earnings before interest, income taxes, depreciation and amortization was 5.6 to 1 as of June 30, 2001. Adjusted earnings before interest, income taxes, depreciation and amortization is not a measure defined by generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

   Arch's current debt structure:
   o requires Arch to make interest payments and scheduled repayments of principal of approximately $1.4 billion through June 2006; and
   o impairs Arch's ability to obtain additional financing necessary for working capital, capital expenditures or other purposes on acceptable terms, if at all.

Recent declines in Arch's units in service are likely to continue or even accelerate; this trend is likely to impair Arch's financial results.

   For the three months ended December 31, 2000, Arch experienced a decrease of 1,502,000 units in service; 504,000 due to subscriber cancellations and 998,000 due to definitional changes. For the three months ended March 31, 2001 and the three months ended June 30, 2001, respectively, Arch experienced further decreases of 784,000 and 875,000 units in service due to subscriber cancellations. Arch believes the demand for traditional messaging services declined in 2000 and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service for the foreseeable future as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Cancellation of units in service can significantly affect the results of operations of wireless messaging service providers. The sale and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless messaging business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, income taxes, depreciation and amortization. Primarily as a result of the decline in its one-way messaging operations, Arch recorded an impairment charge of $976.2 million in the carrying value of certain one-way paging equipment, computer equipment and intangible assets during the second quarter of 2001.

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

The future growth and profitability of Arch depends on the success of its two-way messaging services. However, mobile, cellular and PCS telephone companies have introduced phones and services with substantially the same features and functions as the two-way messaging products and services provided by Arch, and have priced such devices and services competitively.

   Arch's two-way messaging services compete with other available mobile wireless services, which have already demonstrated high levels of market acceptance, including cellular, PCS and other mobile phone services. Many of these other mobile wireless phone services now include wireless messaging as an adjunct service or may replace two-way messaging services entirely. It is less expensive for an end user to enhance a cellular, PCS or other mobile phone with modest data capability than to use both a mobile phone and a pager. This is because the nationwide cellular, PCS and other mobile phone carriers have subsidized the purchase of mobile phones more heavily and because prices for mobile wireless services have been declining rapidly. In addition, the availability of coverage for these services has increased, making the two types of service and product offerings more comparable. Thus, companies other than

Arch seeking to provide wireless messaging services may be able to bring their products to market faster or in packages of products that consumers and businesses find more valuable than those to be provided by Arch. If this occurs, Arch's market share will erode and financial operations will be impaired.

Arch may need additional capital to expand its business and will need to restructure existing debt, which could be difficult to achieve. Failure to obtain additional capital may preclude Arch from developing or enhancing its products, taking advantage of future opportunities, growing its business or responding to competitive pressures.

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

   Arch has reported net losses in the past. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability. However, the impairment charge recorded in June 2001 will result in lower depreciation and amortization expenses in future periods therefore Arch's net losses are expected to decrease in the future. Many of the factors that will determine whether or not Arch attains profitability are inherently difficult to predict. These include the decreased demand for traditional messaging services and the uncertain market for two-way messaging services which compete against services offered by telephone, cellular and PCS providers, new service developments and technological change.

Obsolescence in company-owned units may impose additional costs on Arch.

   Technological change may adversely affect the value of the units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including two-way messaging devices, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations.

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

   On March 21, 2001, Arch entered into an agreement with Glenayre, under which Glenayre agreed to develop and license to Arch, under a perpetual, enterprise wide license, software to enable Arch to upgrade its two-way network to significantly increase network capacity and reduce latency. On June 8, 2001, Glenayre announced plans to discontinue operations of its wireless messaging business unit, but, in accordance with its contractual commitments, would complete development of the network technology that is the subject of the agreement with Arch. On June 29, 2001, Glenayre sent Arch a notice claiming that Arch was in default of the agreement for failure to reimburse Glenayre for certain sales taxes which Glenayre allegedly paid in connection with the agreement. Arch disputes that it is obligated to reimburse Glenayre for the full amount claimed and withheld the disputed portion of the payment. Glenayre sent a subsequent letter on July 29, 2001, purporting to terminate the agreement with Arch. Arch disputes that the termination was effective, but nevertheless, reserving its rights, paid Glenayre the full amount claimed by it. Arch believes that the agreement continues in full force and effect. Arch does not know if Glenayre believes that the agreement was effectively terminated. If Glenayre maintains the position that the contract is terminated, and ceases to perform, the resulting disruption in Arch's business could have a material adverse affect on Arch's results of operations.

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

Restrictions under debt instruments prevent Arch from declaring dividends, incurring or repaying debt, making acquisitions, altering lines of business or taking actions which its management may consider beneficial.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   As reported in the quarterly report for the three months ended March 31, 2001, Arch issued and sold 1,015,000 shares of its series F 12% redeemable cumulative junior preferred stock to AWI Spectrum Co., LLC, an indirect subsidiary of Arch, in connection with the sale of the SMR licenses to Nextel Communications, Inc. discussed in Item 2 of Part I of this report under the caption "Liquidity and Capital Resources--Sources of Funds." In May 2001, AWI Spectrum Co., LLC delivered to Nextel (1) 43,219 shares of series F preferred stock in satisfaction of the accrued interest on the secured loan issued in connection with the sale and (2) 750,000 shares of series F preferred stock in satisfaction of the principal amount and accrued interest under the unsecured loan issued in connection with the sale.

   The shares of series F preferred stock were offered and sold without registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   On July 2, 2001, Arch Wireless Communications, Inc. ("AWCI"), a subsidiary of Arch, announced that it was deferring an interest payment of approximately $8,287,500 which was due on July 2, 2001 under AWCI's outstanding 12 3/4% Senior Notes due 2007. AWCI also announced that if it did not pay the interest payment within 30 days, it would be in default under the indenture governing the 12 3/4% notes, which would also then constitute a default under substantially all indebtedness of Arch and its direct and indirect subsidiaries.

   On July 12, 2001, both AWCI and Arch Wireless Holdings, Inc., a subsidiary of AWCI, received letters from The Bank of New York, acting in its capacity as administrative agent under that Third Amended and Restated Credit Agreement, dated as of March 23, 2000. In these letters, the Bank stated its belief that AWCI was in default under the indenture on the date that AWCI failed to pay the interest payment (July 2, 2001) and that, as a result, an event of default under the credit agreement occurred on July 2, 2001 and is continuing. Arch disagrees with the Bank's conclusion that AWCI was in default under the indenture on July 2, 2001. However, since AWCI did not make the interest payment within 30 days of July 2, 2001, the Company is in default under substantially all its indebtedness, except the indebtedness of its Canadian subsidiary.

   On August 2, 2001, AWCI announced that it had deferred an interest payment of approximately $5,937,500 which was due on August 1, 2001 under AWCI's 9 1/2% Senior Notes due 2004.

   As of the date of the filing of this report, the total arrearage relating to these defaults is approximately $14.2 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 15, 2001, the following proposals were voted on at the Annual Meeting of Stockholders:

                                                                                                                    Broker
Proposal                                                          For             Against          Abstain          Nonvotes
--------                                                          ---             -------          -------          --------
1.To elect three directors of Arch for the ensuing years
   C. Edward Baker                                             146,996,106              --        2,294,262               --
   R. Schorr Berman                                            146,977,170              --        2,280,198               --
   John Kornreich                                                1,862,300              --               --               --

2. To approve an amendment to Arch's certificate of
   incorporation increasing the number of shares of
   common stock authorized for issuance from 300,000,000
   to 500,000,000 shares.                                      102,432,196       4,373,010          269,160       42,189,463

3. To approve an amendment to Arch's certificate of
   incorporation reclassifying Arch's class B common
   stock as common stock.                                      105,260,970       1,685,399          127,997       42,189,463

4. To increase the number of shares of common stock
   authorized for issuance under Arch's 2000 stock
   incentive plan from 6,000,000 to 29,800,000 shares.          88,559,879      18,390,687          123,800               --

5. To increase the number of shares of common stock
   authorized for issuance under Arch's 1999 employee
   stock purchase plan from 1,500,000 to 4,500,000
   shares.                                                      99,832,079       7,090,090          152,197               --

6. To ratify the appointment by Arch's board of
   directors of Arthur Andersen LLP as Arch's
   independent public accountants for the fiscal year
   ending December 31, 2001.                                   146,709,775       2,472,123           81,931               --

   In addition to the three directors above who were elected at the meeting, the terms of the following directors continued after the meeting: H. Sean Mathis, John B. Saynor, John A. Shane, Gregg R. Daugherty, John H. Gutfreund and Allan
L. Rayfield.

ITEM 5.       OTHER INFORMATION

Stockholder Proposals for 2002 Annual Meeting

   As set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 2002 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 10, 2001.

   In addition, the Company's By-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed to the Secretary of the Company at the principal offices of the Company, and received not less than 80 days prior to the 2001 Annual Meeting; provided, however, that if less than 90 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, such nomination shall have been mailed or delivered to the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The 2002 Annual Meeting is currently expected to be held on May 14, 2002. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's By-Laws, appropriate notice would need to be provided no later than February 22, 2002.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

             Current Report on Form 8-K dated May 30, 2001 (reporting the completion by Arch of the sale of SMR licenses to Nextel Communications, Inc.), filed June 13, 2001.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS, INC.





Dated:  August 14 , 2001                By: /s/ J. Roy Pottle
                                           ------------------------------
                                           J. Roy Pottle
                                           Executive Vice President and
                                           Chief Financial Officer