Form 10-K
period 2001-12-31
ARCH WIRELESS INC
filed 2002-03-21
CIK 915390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 _____X_____ For the Fiscal Year Ended December 31, 2001

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
YES          X            NO
      ---------------         ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 13, 2002 was approximately $1,270,000.

The number of shares of Registrant's common stock outstanding on March 13, 2002 was 182,434,590.

                                     PART I

ITEM 1. BUSINESS

GENERAL

   Arch is a leading provider of wireless messaging and information services in the United States. Currently, Arch provides traditional and advanced wireless messaging services. Traditional messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable the subscriber to receive text messages. Advanced wireless messaging services enable subscribers to send and receive messages to and from another device activated on Arch's network. Arch also offers wireless information services, such as stock quotes and news, voice mail, personalized greeting, message storage and retrieval, equipment loss protection and equipment maintenance for both traditional and advanced messaging subscribers. Our services are commonly referred to as wireless messaging and information services.

   Arch has offered advanced messaging services on a commercial scale since August 2000. Advanced messaging services accounted for less than 9% of Arch's revenue for the year ended December 31, 2001.

PETITION FOR RELIEF UNDER CHAPTER 11

   Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. ("AWCI"), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of Arch's other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. ("AWHI"), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. Arch and its domestic subsidiaries (collectively, the "Debtors") are operating their businesses and managing their property as debtors-in-possession under the Bankruptcy Code.

   Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business and to reorganize for the benefit of its creditors and stockholders. In addition to permitting the rehabilitation of the Debtor, another goal of chapter 11 is to promote equality of treatment of creditors and equity security holders of equal rank with respect to the restructuring of debt. In furtherance of these two goals, upon the filing of a petition for reorganization under chapter 11, the Bankruptcy Code generally provides for an automatic stay of substantially all acts and proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under chapter 11. In addition, the debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damage claims as permitted by the Bankruptcy Code.

   An official committee of unsecured creditors and a special subcommittee have been appointed in the chapter 11 cases. In accordance with provisions of the Bankruptcy Code, the official committee will have the right to be heard on all matters that come before the bankruptcy court and the subcommittee will have the right to be heard with respect to matters in which its interests diverge from those of the official committee. In addition to the official committee and subcommittee, a steering committee of Arch's secured bank lenders are represented in the chapter 11 cases as an informal committee of secured note holders representing the interests of the USAM noteholders.

   Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. Confirmation of a plan requires, among other things, the affirmative vote of creditors holding at least two-thirds in total dollar amount and more than one-half in number of the allowed claims in each impaired class of claims that vote on the plan, and two-thirds in amount of equity interests in each impaired class of interests that vote on the plan. Section 1129(b) of the Bankruptcy Code, commonly referred to as the "cramdown" provision, permits confirmation of a plan of reorganization over the objection of one or more impaired classes under certain circumstances. Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor or equity security holder of the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the effective date of the plan and substitutes the obligations specified under the confirmed plan.

   The Debtors filed an amended plan of reorganization with the bankruptcy court on March 13, 2002. The plan provides for separate classes of claims and interests for creditors and equity holders of each of the Debtors. The plan proposes that the holders of AWCI's 9 1/2% Senior Notes due 2004 and AWCI's 14% Senior Notes due 2004 and the lenders under AWHI's credit agreement (collectively, the "Secured Creditors") will receive in the aggregate (1) $200 million of new 10% Senior Secured Notes due 2007 to be issued by AWHI; (2) $100 million of new 12% Senior Subordinated Secured Notes due 2009 to be issued by AWHI; (3) 15,133,098 shares of new common stock to be issued by Arch; and (4) 100% of the cash available for distribution as detailed below. The unsecured creditors of AWHI, including the deficiency claims of secured creditors, and its subsidiaries will receive in the aggregate 3,600,000 shares of new common stock to be issued by Arch, plus a distribution equal to the net proceeds collected from potential avoidance and recovery actions under the Bankruptcy Code. Unsecured creditors of Arch and its subsidiaries other than AWCI and AWHI and its subsidiaries will receive no distribution. The unsecured creditors of AWCI, including the deficiency claims of the secured creditors, will receive a pro rata share of 66,902 shares of new common stock to be issued by Arch. Holders of common and preferred equity interests will receive no distributions under the plan and all equity interests in Arch will be cancelled. The plan also provides for the creation of a management stock plan pursuant to which 1,200,000 shares of new common stock will be distributable to management for a nominal price, one third of which will vest on each of the first three anniversaries following the effective date. Except for the shares of new common stock issuable pursuant to the management stock plan, the new common stock to be issued to the secured and unsecured creditors will constitute 100% of the outstanding common stock on the effective date of the plan of reorganization. The cash available for distribution to the Secured Creditors is an amount of cash equal to the amount by which the Debtors' cash plus the amount of availability under a revolving line of credit, if any, exceeds $45 million less administrative expense claims reasonably expected to be payable for services provided and fees earned through the closing of the transactions contemplated by the plan of reorganization.

INDUSTRY OVERVIEW

   The mobile wireless telecommunications industry currently consists of multiple voice and data providers which compete among one another, both directly and indirectly, for subscribers. Traditional messaging carriers like Arch provide customers with services such as numeric and alphanumeric messaging. Customers receive these messaging services through a small, handheld device. The device, often referred to as a pager, signals a customer when a message is received through a tone and/or vibration and displays the incoming message on a small screen. With numeric messaging services, the device displays numeric messages, such as a telephone number. With alphanumeric messaging services, the device is capable of displaying numeric messages and text messages.

   Some traditional messaging carriers also provide advanced messaging services using new more complex devices. Advanced messaging services enable subscribers to respond to messages or create and send wireless email messages to other wireless messaging devices, including pagers and personal digital assistants, or PDAs, and to personal computers. These messaging devices are also used to provide wireless information services such as voice mail, wireless information delivery services, personalized greetings, message storage and retrieval, device loss protection and device maintenance services. Voice mail allows a caller to leave a recorded message that is stored in the carrier's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's messaging device and can retrieve the stored message by calling a designated telephone number. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's messaging device or voice mail box. Message storage and retrieval allows a subscriber who leaves Arch's service area to retrieve calls that arrived during the subscriber's absence from the service area. Loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a message device. Maintenance services are offered to subscribers who own their device. Wireless information services allow subscribers to receive stock quotes, news and weather through their carrier's service.

   Mobile telephone service providers such as cellular and broadband PCS carriers provide telephone voice services as well as services that are functionally identical to the messaging and advanced messaging services provided by wireless messaging carriers such as Arch. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS phones. These handsets are also capable of receiving numeric and alphanumeric messages as well as information services, such as stock quotes, news, voice mail, personalized greeting and message storage and retrieval.

   Technological improvements have generally contributed to strong growth in the market for wireless messaging services and the provision of better quality services at lower prices to subscribers. Companies providing traditional messaging services have benefited from technological advances resulting from research and development conducted by vendors of messaging equipment. These advances include microcircuitry, liquid crystal display technology and standard digital encoding formats. These advances have enhanced the capability and capacity of mobile wireless messaging services while lowering equipment and air time costs. These technological improvements, and the degree of similarity in messaging devices, coverage and battery life have resulted in messaging services becoming commodity products with price likely to be the most significant factor in a subscriber's decision making.

   Arch believes that demand for traditional messaging services declined in 2000 and 2001 and will continue to decline in 2002, and that future growth, if any, in the wireless messaging industry will be attributable to advanced messaging services. The decline in traditional messaging services is attributable to traditional messaging customers discontinuing their use of messaging services in favor of using their mobile phones for combined voice and messaging services.

   Traditional messaging subscribers such as those served by Arch typically pay a flat monthly service fee for service, unlike subscribers to cellular telephone or PCS services, whose bills historically have had a significant variable usage component. However, cellular, PCS and other mobile phone companies now offer bundled service plans which include both local and long distance minutes with caller ID, voicemail and numeric messaging for use at no additional charge. These and other plans have lowered the price point so that these services compete directly with the traditional and advanced messaging services of Arch. Arch is sensitive to these technological and availability changes and has attempted to expand its service offerings, especially its advanced messaging services, to ensure that its services remain competitive under rapidly changing market conditions. There can be no assurances it will be successful in these attempts.

   The wireless messaging industry originally distributed its services through direct marketing and sales activities. Additional channels of distribution have evolved. These channels include:

   o resellers, who purchase services on a wholesale basis from the companies such as Arch and resell those services on a retail basis to their own customers;
   o retail outlets that often sell a variety of merchandise, including messaging devices and other telecommunications equipment; and
   o  most recently, the Internet.

WIRELESS MESSAGING SERVICES, PRODUCTS AND OPERATIONS

   Arch provides traditional messaging services and advanced messaging services and wireless information services throughout the United States and in the U.S. Virgin Islands, Puerto Rico and Canada. Arch operates in all 50 states and the District of Columbia and in each of the 100 largest markets in the United States. Arch offers these services on a local, regional and nationwide basis employing digital networks covering more than 90% of the United States population.

   The following table sets forth information about the approximate number of units in service with Arch subscribers and net changes in number of units through internal operations and acquisitions since 1997:

                                                                NET INCREASE
                                                   UNITS IN     (DECREASE) IN
                                                  SERVICE AT    UNITS THROUGH    INCREASE IN       UNITS IN
                                                 BEGINNING OF      INTERNAL     UNITS THROUGH     SERVICE AT
     YEAR ENDED DECEMBER 31,                        PERIOD        OPERATIONS     ACQUISITIONS    END OF PERIOD
     -----------------------                        ------        ----------     ------------    -------------
     1997...................................       3,295,000         595,000                --      3,890,000
     1998...................................       3,890,000         386,000                --      4,276,000
     1999...................................       4,276,000         (89,000)        2,762,000      6,949,000
     2000...................................       6,949,000      (2,073,000)        7,018,000     11,894,000
     2001...................................      11,894,000      (3,394,000)               --      8,500,000

   Net increase (decrease) in units through internal operations includes definitional changes made after the MobileMedia and PageNet acquisitions to reflect a common definition of units in service and is net of subscriber cancellations during each applicable period. Increase in units through acquisitions is based on units in service of acquired wireless messaging businesses at the time of their acquisition by Arch.

   Numeric messaging services, which were introduced nearly 20 years ago, currently represent a majority of all units in service. The growth of alphanumeric messaging, which was introduced in the mid-1980s, has been constrained by difficulties such as inputting data, specialized equipment requirements and its relatively high use of system capacity during transmission, which have, to some extent, been relieved by deploying alternate communications pathways, such as the Internet.

   Arch launched advanced messaging services, incorporating two-way messaging with wireless email and other interactive features, in August 2000. Advanced messaging services accounted for less than 9% of Arch's revenue for the year ended December 31, 2001. Prior to August 2000, Arch offered limited advanced messaging services in the form of guaranteed receipt messaging, providing the sender with a receipt acknowledgment once the message had been received, as well as send and receive messaging, enabling multiple subscribers to send messages to each other on the device alone. Arch previously reported data for these limited advanced messaging services as part of Arch's alphanumeric messaging unit information. Due to Arch's current focus on advanced messaging services with expanded interactive applications, advanced messaging is now reported as a separate service.

   The following table summarizes the types of Arch's units in service at specified dates:

                                                                             DECEMBER 31,
                                                    -------------------------------------------------------------
                                                           1999                  2000                  2001
                                                    -----------------    -------------------    -----------------
                                                       UNITS     %          UNITS       %         UNITS      %
   Local Numeric.................................   5,299,000   76%       8,804,000    74%      5,842,000   69%
   Local Alphanumeric............................   1,215,000   18        2,210,000    20       1,798,000   21
   Tone-only.....................................      48,000    1           41,000    --          11,000   --
   Nationwide Numeric............................     219,000    3          413,000     3         228,000    3
   Nationwide Alphanumeric.......................     168,000    2          268,000     2         296,000    3
   Advanced Messaging............................          --   --          158,000     1         325,000    4
                                                    -----------------    -------------------    -----------------
       Total....................................    6,949,000  100%      11,894,000   100%      8,500,000  100%
                                                    =================    ===================    =================

   Arch's interactive advanced wireless messaging services include the Arch WebsterTM series of products and services. The WebsterTM 100 service, initiated in August 2000, enables users to send, receive and forward data messages and email wirelessly. It also enables users to access various other interactive services, such as retrieving stock quotes, travel information, weather, entertainment, or other data on command, through added software applications. To enhance the operability of its two-way messaging services, Arch announced the Arch Message Center in October 2000. The Message Center consolidates office and Internet e-mail accounts into a single Web-based address, accessible through advanced messaging devices as well as through a personal computer with Internet access. Arch's WebsterTM 200 service enables a subscriber to combine the functionality of Arch Webster 100 service with the functionality of a personal digital assistant, so that a subscriber can also maintain his or her contact and calendar data as well as remain connected to his or her desktop e-mail platform such that the subscriber can wirelessly receive, read, compose and send e-mails. Arch recently launched its Arch Wireless Enterprise Solution application which provides secure real time wireless access to corporate e-mail networks via any Internet enabled cellular telephone or wireless messaging device.

   Arch provides wireless messaging services to subscribers for a monthly fee. Subscribers either lease a wireless messaging device from Arch for an additional fixed monthly fee or they own the device, having purchased it either from Arch or from another vendor. Devices leased to subscribers require a capital investment by Arch, while customer-owned devices and those owned by resellers do not. The monthly service fee is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the subscriber and the period of the subscriber's commitment. Subscriber-owned devices provide a more rapid recovery of Arch's capital investment than if Arch owned such devices, but may generate less recurring revenue because the subscriber does not pay a rental fee for the device. Arch also sells devices to third-party resellers who lease or resell devices to their own subscribers and resell Arch's wireless messaging services under marketing agreements. Resellers are responsible for sales, billing, collection and equipment maintenance costs.

Arch sells other products and services, including device accessories and device replacement and maintenance contracts. The following table summarizes the number of Arch-owned and leased, subscriber-owned and reseller-owned units in service at specified dates:

                                                                             DECEMBER 31,
                                                    ------------------------------------------------------------
                                                            1999                 2000                 2001
                                                    ------------------    ------------------  ------------------
                                                      UNITS       %          UNITS      %       UNITS        %
   Arch-owned and leased.........................   3,605,000    52%       4,918,000   41%    5,100,000    60%
   Subscriber-owned..............................   1,518,000    22        2,451,000   21       816,000    10
   Reseller-owned................................   1,826,000    26        4,525,000   38     2,584,000    30
                                                    ------------------    ------------------  ------------------
        Total....................................   6,949,000   100%      11,894,000  100%    8,500,000   100%
                                                    ==================    ==================  ==================

NETWORKS AND LICENSES

   Arch operates local, regional and national networks which enable subscribers to receive messages over a broad geographic area. Many of these networks were acquired through Arch's acquisitions of PageNet and MobileMedia. Arch's extensive geographic coverage is attractive to large corporate clients and retail chains, which frequently demand national network coverage from their service provider.

   Arch's networks provide local, regional and national coverage and its networks operate over numerous frequencies. Although the capacity of Arch's networks varies significantly market by market, Arch believes it has an excess amount of licensed spectrum to meet capacity demands projected for the next several years.

   Arch is seeking to improve overall network efficiency by consolidating subscribers on fewer, higher capacity networks and increasing the transmission speed, or baud rate, of certain of its existing networks.

Nationwide Wireless Networks

   Arch operates three nationwide 900 MHz networks. As part of its acquisition of PageNet, Arch acquired two fully operational nationwide wireless networks in addition to the two networks Arch was previously operating. As part of its ongoing cost savings initiatives, Arch recently consolidated two of its nationwide networks to operate on a common infrastructure, thereby eliminating certain network operating expenses. These networks all use high-speed FLEX (TM) technology developed by Motorola, Inc. These networks provide significant capacity for nationwide wireless messaging subscribers.

Narrowband PCS Networks and Licenses

   The Federal Communications Commission has allocated a set of radio frequencies, called narrowband PCS frequencies, that enable wireless messaging companies, such as Arch, to offer advanced messaging services and to make more efficient use of radio spectrum than do traditional messaging frequencies. Arch was able to accelerate its deployment of infrastructure for advanced messaging services by integrating PageNet's nationwide advanced wireless messaging network into Arch's existing infrastructure. Arch's network uses ReFLEX 25(TM) technology developed by Motorola as its messaging protocol. Arch believes that ReFLEX 25(TM) offers superior performance than other messaging technologies because it provides improved coverage and reception. This improved wireless performance reduces infrastructure deployment costs of cellular-based networks because fewer base stations are needed to achieve the same coverage and reliability. ReFLEX 25(TM) promotes spectrum efficiency and high network capacity through frequency reuse by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones.

   Arch's Narrowband PCS Licenses. Prior to the PageNet acquisition, Arch held one nationwide narrowband PCS license and five regional narrowband PCS licenses, each with 50 kHz outbound and 12.5 kHz inbound bandwidth. The five regional licenses provide the equivalent geographical coverage of one nationwide license. When Arch acquired PageNet, it obtained three more narrowband PCS nationwide licenses, two with 50 kHz inbound and outbound bandwidth and one with 50 kHz outbound bandwidth. Arch now holds 250 kHz outbound and 125 kHz inbound nationwide narrowband PCS spectrum. All of these licenses were initially acquired at Federal Communications Commission spectrum auctions.

   In order to retain these narrowband PCS licenses, Arch must comply with specified minimum build-out requirements. With respect to each of the regional narrowband PCS licenses, Arch has built out the related narrowband PCS system to cover 150,000 square kilometers or 37.5% of each of the five regional populations, in compliance with Federal Communications Commission's applicable build-out requirements. Arch is still required to build-out this system to cover 300,000 square kilometers or 75% of each of the five regional populations by April 27, 2005. With respect to the nationwide narrowband PCS licenses, Arch has built out the related narrowband systems to cover 750,000 square kilometers or 37.5% of the U.S. population. Arch is still required to extend the build-out of these systems to cover 1,500,000 square kilometers or 75% of the U.S. population by separate construction deadlines for each license, which occur between September 29, 2004 and January 25, 2005. In each instance, the population percentage will be determined by reference to population figures at the time of the applicable deadline. Arch estimates that the costs of these minimum build-outs would be approximately $9 million. Arch plans to exceed these minimum build-out requirements in order to meet the capacity requirements of its advanced messaging services, which it estimates will require up to approximately an additional $42 million in capital expenditures.

SUBSCRIBERS AND MARKETING

   Arch's customers are either businesses with employees who travel frequently but must be immediately accessible to their offices or customers or individuals who wish to be accessible to friends or family members. Arch's customers include proprietors of small businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.

   Arch markets its services through three primary sales channels: direct, reseller and retail.

   Direct. In the direct channel, Arch leases or sells devices directly to its customers through a direct marketing and sales organization. Arch's direct customers range from individuals and small-and medium-sized businesses to Fortune 500 accounts and government agencies. Business and government accounts typically experience less turnover than retail customers. The direct channel will continue to have the highest priority among Arch's marketing and sales efforts, because of its critical contribution to recurring revenue. As of December 31, 2001, the direct channel accounted for approximately 87% of Arch's recurring revenue.

   Reseller. In the reseller channel, Arch sells access to its transmission networks in bulk to third parties, who then resell such services to consumers or small businesses or other end users. Arch offers access to its network to resellers at bulk discounted rates. Third party resellers provide customer service, are responsible for message device maintenance and repair costs, invoice the subscriber and retain the credit risk of the subscriber, although Arch retains the credit risk of resellers. Because these resellers are responsible for a subscriber's device, the capital costs that would otherwise be borne by Arch are reduced.

   Arch's resellers generally are not exclusive distributors of Arch's services and often have access to networks of more than one provider. Competition among service providers to attract and maintain reseller distribution is based primarily upon price, including the sale of devices to resellers at discounted rates. Arch intends to continue to be an active participant in the reseller channel and to concentrate on accounts that are profitable and where longer term partnerships can be established with selected resellers. As of December 31, 2001, the reseller channel accounted for approximately 10% of Arch's recurring revenue.

   Retail. In the retail channel, Arch sells equipment to retailers and, after the subscriber purchases a device from the retailer, the subscriber contacts Arch to activate service. The retail channel is targeted at the consumer market and consists primarily of national retail chains. Subscribers served by the retail channel typically purchase, rather than lease, their device. This reduces Arch's capital investment costs. Subscribers obtained through retailers are billed and serviced directly by Arch. Retail distribution permits Arch to penetrate the consumer market by supplementing direct sales efforts. As of December 31, 2001, the retail channel accounted for approximately 3% of Arch's recurring revenue.

COMPETITION

   The wireless messaging industry is highly competitive. Companies in this industry compete on the basis of price, coverage area, services offered, transmission quality, system reliability and customer service.

   Arch competes by maintaining competitive pricing of its products and services, by providing broad coverage options through high-quality, reliable transmission networks and by providing quality customer service. Arch's primary competitors in the traditional messaging market include Metrocall, Verizon

Wireless, Weblink Wireless, Skytel (a division of WorldCom, Inc.) and a variety of other regional and local providers. Principal competitors in the advanced messaging market include Cingular Interactive, Skytel and Motient. The products and services Arch offers also compete with a broad array of wireless messaging services provided by cellular and PCS telephone companies. This competition has intensified as prices for these services have declined, and these providers have incorporated messaging capability into their handsets. Many of these companies possess financial, technical and other resources greater than those of Arch. Such providers currently competing with Arch in one or more markets include AT&T Wireless, Cingular, WorldCom, Sprint PCS, Verizon Wireless, VoiceStream and Nextel.

   While cellular, PCS and other mobile telephone services are more expensive than the traditional messaging services provided by Arch, such mobile telephone service providers typically provide traditional messaging service as an element of their basic service package without additional charges. It is estimated that as much as 90% of all PCS and other mobile phone devices sold in the United States in early 2002 are capable of sending and receiving data messages. Subscribers that purchase these combined services no longer need to subscribe to a separate messaging service. As a result, a large number of traditional messaging customers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices for cellular, PCS and other mobile telephone services has led many customers to select combined voice and messaging services as an alternative to stand alone messaging services. Arch is sensitive to these technological and availability changes and is working to offer competitively attractive values to customers in the midst of these changes by cellular, PCS and other mobile phone service providers.

SOURCES OF EQUIPMENT

   Arch does not manufacture any of the messaging devices or other equipment used in its operations. The equipment used in Arch's operations is generally available for purchase from only a few sources. Arch centralizes price and quantity negotiations for all of its operating subsidiaries to achieve cost savings from volume purchases. Historically, Arch has purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre.

   Arch routinely evaluates new developments in technology in connection with the design and enhancement of its messaging systems and selection of products to be offered to subscribers. Arch has entered into development agreements with certain other vendors to obtain alternative sources of network equipment. While both Motorola and Glenayre have announced that they will no longer sell messaging equipment used by Arch, Arch anticipates that alternative sources of messaging devices and network equipment will be secured in the foreseeable future.

   In February 2002, Motorola announced that Multitone Electronic will assume Motorola's role in the messaging industry as a provider of the devices deployed by Arch. Motorola spokesmen have confirmed the selection of Multitone based on its 50 years of experience in developing and manufacturing wireless messaging devices, strong commitment to supporting the messaging industry, and willingness to assume Motorola's role in future development for the industry. Following a transition period estimated to last three quarters, Multitone will continue the manufacture of POCSAG, FLEX and ReFLEX protocol-based devices used to provide Arch's traditional and advanced messaging services.

REGULATION

Federal Regulation--Overview

   The Federal Communications Commission licenses granted to Arch have varying terms of up to 10 years, at which time the Federal Communications Commission must approve renewal applications. In the past, Federal Communications Commission renewal applications generally have been granted upon a showing of compliance with Federal Communications Commission regulations and of adequate service to the public. It is possible that there may be competition for radio spectrum associated with licenses as they expire, thereby increasing the chance of third party intervention in the renewal proceedings. Other than those still pending, the Federal Communications Commission has thus far granted each license renewal that Arch has filed.

   Licenses for two of Arch's nationwide, narrowband PCS networks will expire in 2004 and licenses for four of Arch's nationwide, narrowband PCS networks will expire in 2005. These licenses require that Arch construct base stations meeting certain population coverage requirements within five and ten years of the initial license grants, respectively. See "Networks and Licenses --Narrowband PCS Networks and Licenses" above. Arch has already satisfied its five year requirements and intend to build-out its nationwide, narrowband PCS license infrastructure to meet their remaining obligations.

   The Communications Act of 1934, as amended, requires radio licensees such as Arch to obtain prior approval from the Federal Communications Commission for the assignment or transfer of control of any construction permit or station license or authorization or any rights thereunder. On December 19, 2001, in connection with the filing of the chapter 11 cases, Arch sought permission from the Federal Communications Commission to execute an involuntary, pro forma assignment of its licenses to Arch as debtor-in-possession. On January 14, 2002, the Federal Communications Commission granted such permission. On January 23, 2002, Arch sought permission from the Federal Communications Commission to effectuate the transfer of control contemplated by the joint plan of reorganization. This request remains pending. Federal Communications Commission approval of the transfer of Arch's licenses pursuant to the plan of reorganization is a condition to effectiveness of the plan.

   As a result of various decisions by the Federal Communications Commission, over the last few years, Arch no longer pays fees for the termination of traffic originating on the networks of the local exchange carriers providing wireline services interconnected with Arch's services and in some instances has received refunds for prior payments to the local exchange carriers. Arch has entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by the local exchange carriers for interconnection. Arch may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier's network, referred to as transit traffic, resulting in some increased interconnection costs for Arch, depending on further Federal Communications Commission disposition of these issues and the agreements reached by Arch with the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the Federal Communications Commission in favor of Arch, Arch may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from the local exchange carriers and may also be assessed interest and late charges for the withheld amounts. Although these requirements have not to date had a material adverse effect on Arch, these or similar requirements could in the future have a material adverse effect on Arch.

State Regulation

   As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993 in August 1993, states are now generally preempted from exercising rate or entry regulation over any of Arch's operations. States are not preempted, however, from regulating "other terms and conditions" of Arch's operations. States that regulate paging services also may require Arch to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of Arch. At this time, Arch is not aware of any proposed state legislation or regulations that would have a material adverse impact on its existing operations.

TRADEMARKS

   Arch owns the service marks "Arch", "Arch Paging", "Arch Communications" and "Arch Wireless", and holds federal registrations for the service marks "MobileComm", "MobileMedia" and "PageNet" as well as various other trademarks.

EMPLOYEES

   At December 31, 2001, Arch employed approximately 5,485 persons. None of Arch's employees is represented by a labor union. Arch believes that its employee relations are good.

ITEM 2. PROPERTIES

   At December 31, 2001, Arch owned ten office buildings and leased office space, including its executive offices, in approximately 230 locations in 42 states. Arch leases transmitter sites and/or owns transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 12,000 locations in all 50 states, the U.S. Virgin Islands, Puerto Rico and Canada. Arch's leases are for various terms and provide for monthly lease payments at various rates. Arch believes that it will be able to obtain additional space as needed at acceptable cost.

ITEM 3. LEGAL PROCEEDINGS

   Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. ("AWCI"), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of Arch's other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. ("AWHI"), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. Arch and its domestic subsidiaries are operating their businesses and managing their property as debtors in possession under the Bankruptcy Code. Arch and its domestic subsidiaries filed a plan of reorganization with the bankruptcy court on January 15, 2001, which was amended on March 13, 2002.

   Arch is involved in a number of lawsuits which it does not believe will have a material adverse effect on its financial condition. These lawsuits are subject to the automatic stay provisions of the Bankruptcy Code by reason of filing for relief under chapter 11 of the Bankruptcy Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Arch's common stock, $0.01 par value per share, was traded on the Nasdaq National Market through April 27, 2001 and has traded since then on the OTC Bulletin Board. Arch's common stock currently trades on the OTC Bulletin Board under the symbol "ARCHQ". The following table sets forth the high and low sales prices per share of Arch common stock for the quarterly periods indicated. Prices for the common stock are sales prices on the Nasdaq National Market through April 27, 2001 and sales prices on the OTC Bulletin Board after that date. Trading in Arch's common stock on the OTC Bulletin Board is very thin and may not be an indication of the value of the common stock. Holders of Arch's common and preferred stock will receive no distributions and all equity interests in Arch will be cancelled under Arch's proposed plan of reorganization.

   2001                                                    HIGH        LOW
   ----                                                    ----        ---
   First Quarter...............................         $  2.313    $  0.531
   Second Quarter..............................         $  0.656    $  0.140
   Third Quarter...............................         $  0.180    $  0.010
   Fourth Quarter..............................         $  0.060    $  0.010

   2000                                                    HIGH        LOW
   ----                                                    ----        ---
   First Quarter...............................         $ 16.250    $  5.563
   Second Quarter..............................         $  8.500    $  4.000
   Third Quarter...............................         $  7.500    $  4.500
   Fourth Quarter..............................         $  4.938    $  0.469

   The number of common stockholders of record as of March 13, 2002 was 2,311. Arch believes that the number of beneficial common stockholders is in excess of 15,000.

   Arch has never declared or paid cash dividends on its common stock and does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Covenants pertaining to the credit facility and debt obligations of Arch and its subsidiaries effectively prohibit the declaration or payment of cash dividends by Arch for the foreseeable future. In addition, the terms of Arch's Series C and Series F preferred stock generally prohibit the payment of cash dividends on common stock unless all accrued and unpaid dividends on the Series C and Series F preferred stock are paid in full. For additional information, see Note 5 to the consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The following table sets forth selected historical consolidated financial and operating data of Arch for each of the five years ended December 31, 2001. The selected financial and operating data as of December 31, 1997, 1998, 1999, 2000 and 2001 and for each of the five years ended December 31, 2001 have been derived from Arch's audited consolidated financial statements and notes. The following consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes set forth below.

   The extraordinary item is an extraordinary gain or loss resulting from prepayment of indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, other operating expenses, equity in loss of affiliate and extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization is commonly used by analysts and investors as a principal measure of financial performance in the wireless messaging industry. Adjusted earnings before interest, income taxes, depreciation and amortization is also one of the primary financial measures used to calculate whether Arch and its subsidiaries are in compliance with financial covenants under their debt agreements. These covenants, among other things, limit the ability of Arch and its subsidiaries to: incur additional indebtedness, make investments, pay dividends, grant liens on its assets, merge, sell or acquire assets, repurchase or redeem capital stock, incur capital expenditures and prepay certain indebtedness. Earnings before interest, income taxes, depreciation and amortization is also one of the financial measures used by analysts to value Arch. Therefore Arch management believes that the presentation of earnings before interest, income taxes, depreciation and amortization provides relevant information to investors. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions among other things. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   Adjusted earnings before interest, income taxes, depreciation and amortization margin is calculated by dividing Arch's adjusted earnings before interest, income taxes, depreciation and amortization by total revenues less cost of products sold. Earnings before interest, income taxes, depreciation and amortization margin is a measure commonly used in the wireless messaging industry as an indicator of the efficiency of a company's operating structure.

                                                                          YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1997        1998       1999        2000        2001
                                                         ----------  ---------- ----------  ---------- -----------
                                                               (dollars in thousands except per share amounts)
STATEMENTS OF OPERATIONS DATA:
   Revenues............................................  $  396,841  $  413,635 $  641,824  $  851,082 $ 1,163,514
   Cost of products sold...............................     (29,158)    (29,953)   (34,954)    (35,861)    (42,301)
                                                         ----------  ---------- ----------  ---------- -----------
                                                            367,683     383,682    606,870     815,221   1,121,213
   Operating expenses:
     Service, rental and maintenance...................      79,836      80,782    132,400     182,993     306,256
     Selling...........................................      51,474      49,132     84,249     107,208     138,341
     General and administrative........................     106,041     112,181    180,726     263,901     388,979
     Depreciation and amortization.....................     232,347     221,316    309,434     500,831   1,584,482
     Other operating expenses..........................          --      14,700     (2,200)      5,425     162,817
                                                         ----------  ---------- ----------  ---------- -----------
   Operating income (loss).............................    (102,015)    (94,429)   (97,739)   (245,137) (1,459,662)
   Interest and non-operating expenses, net............     (97,159)   (104,213)  (188,249)   (169,252)   (258,870)
   Equity in loss of affiliate.........................      (3,872)     (5,689)    (3,200)         --          --
                                                         ----------  ---------- ----------  ---------- -----------
   Income (loss) before income tax benefit,
     extraordinary items and accounting changes........    (203,046)   (204,331)  (289,188)   (414,389) (1,718,532)
   Income tax benefit..................................      21,172          --         --      46,006     121,994
                                                         ----------  ---------- ----------  ---------- -----------
   Income (loss) before extraordinary items and
     accounting changes................................    (181,874)   (204,331)  (289,188)   (368,383) (1,596,538)
   Extraordinary items.................................          --      (1,720)     6,963      58,603      34,229
   Cumulative effect of accounting changes.............          --          --     (3,361)                 (6,794)
                                                         ----------  ---------- ----------  ---------- -----------
   Net income (loss)...................................  $ (181,874) $ (206,051)$ (285,586) $ (309,780)$(1,569,103)
                                                         ==========  ========== ==========  ========== ===========

   Basic/diluted income (loss) per common share before
     extraordinary items and accounting changes........  $   (26.31) $   (29.34)$    (9.21) $    (4.86)$    (8.98)
   Extraordinary items per basic/diluted common share..          --       (0.25)      0.22        0.76       0.19
   Cumulative effect of accounting changes per
     basic/diluted common share........................          --          --      (0.11)         --      (0.04)
                                                         ----------  ---------- ----------  ---------- ----------
   Basic/diluted net income per common share...........  $   (26.31) $   (29.59)$    (9.10) $    (4.10)$    (8.83)
                                                         ==========  ========== ==========  ========== ==========

OTHER OPERATING DATA:
   Capital expenditures, excluding acquisitions........  $  102,769  $  113,184 $  113,651  $  140,285 $  109,485
   Cash flows provided by operating activities.........  $   63,590  $   83,380 $   99,536  $   32,325 $   47,371
   Cash flows provided by (used in) investing activities $ (102,769) $  (82,868)$ (627,166) $  (92,500)$   65,619
   Cash flows provided by (used in) financing activities $   39,010  $   (2,207)$  529,158  $  111,996 $  (95,201)
   Adjusted earnings before interest, income taxes,
     depreciation and amortization.....................  $  130,332  $  141,587 $  209,495  $  261,119 $  287,637
   Adjusted earnings before interest, income taxes,
     depreciation and amortization margin..............          35%         37%        35%         32%        26%
   Units in service at end of period...................   3,890,000   4,276,000  6,949,000  11,894,000  8,500,000

                                                                             AS OF DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1997        1998       1999        2000        2001
                                                         ----------  ---------- ----------  ---------- -----------
BALANCE SHEET DATA:                                                         (dollars in thousands)
   Current assets......................................  $   51,025  $   50,712 $   85,303  $  211,443 $   244,453
   Total assets........................................   1,020,720     904,285  1,353,045   2,309,609     651,633
   Long-term debt, less current maturities (1).........     968,896   1,001,224  1,322,508   1,679,219          --
   Liabilities subject to compromise (1)...............          --          --         --          --   2,096,280
   Redeemable preferred stock (1)......................          --          --     28,176      30,505          --
   Stockholders' equity (deficit)......................     (33,255)   (213,463)  (245,735)    (94,264) (1,656,911)

(1)      On December 6, 2001, Arch and 20 of its domestic subsidiaries filed petitions for relief under chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 "Financial
         Reporting by Entities in Reorganization under the Bankruptcy Code," beginning in December 2001, Arch classified substantially all pre-petition liabilities and its redeemable preferred stock of the Debtors as
         "Liabilities Subject to Compromise" on the consolidated balance sheet. See Note 2 to the Consolidated
         Financial Statements.

   The following table reconciles net income to the presentation of adjusted earnings before interest, income taxes, depreciation and amortization:

                                                                          YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1997        1998       1999        2000        2001
                                                         ----------  ---------- ----------  ---------- -----------
                                                                           (dollars in thousand)
   Net income (loss)...................................  $ (181,874) $ (206,051)$ (285,586) $ (309,780) $(1,569,103)
   Interest and non-operating expenses, net............      97,159     104,213    188,249     169,252      258,870
   Income tax benefit..................................     (21,172)         --         --     (46,006)    (121,994)
   Depreciation and amortization.......................     232,347     221,316    309,434     500,831    1,584,482
   Other operating expense.............................          --      14,700     (2,200)      5,425      162,817
   Equity in loss of affiliate.........................       3,872       5,689      3,200          --           --
   Extraordinary item..................................          --       1,720     (6,963)    (58,603)     (34,229)
   Cumulative effect of accounting change..............          --          --      3,361          --        6,794
                                                         ----------  ---------- ----------  ----------  -----------
   Adjusted earnings before interest, income taxes,
     depreciation and amortization..................... $   130,332 $   141,587 $   209,495 $   261,119 $   287,637
                                                        =========== =========== =========== =========== ===========




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

PETITION FOR RELIEF UNDER CHAPTER 11

   Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. ("AWCI"), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of Arch's other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. ("AWHI"), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. Arch and its domestic subsidiaries (collectively, the "Debtors") are operating their businesses and managing their property as debtors-in-possession under the Bankruptcy Code.

   Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business and to reorganize for the benefit of its creditors and stockholders. In addition to permitting the rehabilitation of the Debtor, another goal of chapter 11 is to promote equality of treatment of creditors and equity security holders of equal rank with respect to the restructuring of debt. In furtherance of these two goals, upon the filing of a petition for reorganization under chapter 11, the Bankruptcy Code generally provides for an automatic stay of substantially all acts and proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under chapter 11. In addition, the debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damage claims as permitted by the Bankruptcy Code.

   An official committee of unsecured creditors and a special subcommittee have been appointed in the chapter 11 cases. In accordance with provisions of the Bankruptcy Code, the official committee will have the right to be heard on all matters that come before the bankruptcy court and the subcommittee will have the right to be heard with respect to matters in which its interests diverge from those of the official committee. In addition to the official committee and subcommittee, a steering committee of Arch's secured bank lenders are represented in the chapter 11 cases as an informal committee of secured note holders representing the interests of the USAM noteholders.

   Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. Confirmation of a plan requires, among other things, the affirmative vote of creditors holding at least two-thirds in total dollar amount and more than one-half in number of the allowed claims in each impaired class of claims that vote on the plan, and two-thirds in amount of equity interests in each impaired class of interests that vote on the plan. Section 1129(b) of the Bankruptcy Code, commonly referred to as the "cramdown" provision, permits confirmation of a plan of reorganization over the objection of one or more impaired classes under certain circumstances. Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor or equity security holder of the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the effective date of the plan and substitutes the obligations specified under the confirmed plan.

   The Debtors filed an amended plan of reorganization with the bankruptcy court on March 13, 2002. The plan provides for separate classes of claims and interests for creditors and equity holders of each of the Debtors. The plan proposes that the holders of AWCI's 9 1/2% Senior Notes due 2004 and AWCI's 14% Senior Notes due 2004 and the lenders under AWHI's credit agreement (collectively, the "Secured Creditors") will receive in the aggregate (1) $200 million of new 10% Senior Secured Notes due 2007 to be issued by AWHI; (2) $100 million of new 12% Senior Subordinated Secured Notes due 2009 to be issued by AWHI; (3) 15,133,098 shares of new common stock to be issued by Arch; and (4) 100% of the cash available for distribution as detailed below. The unsecured creditors of AWHI, including the deficiency claims of secured creditors, and its subsidiaries will receive in the aggregate 3,600,000 shares of new common stock to be issued by Arch, plus a distribution equal to the net proceeds collected from potential avoidance and recovery actions under the Bankruptcy Code. Unsecured creditors of Arch and its subsidiaries other than AWCI and AWHI and its subsidiaries will receive no distribution. The unsecured creditors of AWCI, including the deficiency claims of the secured creditors, will receive a pro rata share of 66,902 shares of new common stock to be issued by Arch. Holders of common and preferred equity interests will receive no distributions under the plan and all equity interests in Arch will be cancelled. The plan also provides for the creation of a management stock plan pursuant to which 1,200,000 shares of new common stock will be distributable to management for a nominal price, one third of which will vest on each of the first three anniversaries following the effective date. Except for the shares of new common stock issuable pursuant to the management stock plan, the new common stock to be issued to the secured and unsecured creditors will constitute 100% of the outstanding common stock on the effective date of the plan of reorganization. The cash available for distribution to the Secured Creditors is an amount of cash equal to the amount by which the Debtors' cash plus the amount of availability under a revolving line of credit, if any, exceeds $45 million less administrative expense claims reasonably expected to be payable for services provided and fees earned through the closing of the transactions contemplated by the plan of reorganization.

CRITICAL ACCOUNTING POLICIES

   The following discussion and analysis of financial condition and results of operations are based upon Arch's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Arch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, revenue recognition and certain accrued liabilities. Arch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPAIRMENT OF LONG-LIVED ASSETS

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Arch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Arch must project estimated enterprise-level cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and workforce productivity ratios. Management develops these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends.

   Arch recorded an impairment charge relating to its long-lived assets of $976.2 million in the second quarter of 2001. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Arch may be required to record additional impairment charges related to its long-lived assets.

RESERVE FOR DOUBTFUL ACCOUNTS

   Estimates are used in determining the reserve for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Arch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Arch compares the ratio of the reserve to gross receivables to historical levels and Arch monitors collections amounts and statistics. Arch's reserve for doubtful accounts was $42.0 million at December 31, 2001. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Arch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

REVENUE RECOGNITION

   Arch's revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices directly to customers, resellers and third-party retail stores. Arch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Arch believes, relative to sales of one-way messaging equipment, that all of these conditions are met and since the services are deemed not to be essential to the sale of the equipment, product revenue is recognized at the time of shipment.

   Arch bundles the sale of two-way messaging equipment with the related service and since, currently the sale of the service is essential to the functionality of the device, Arch does not separately account for the sale of the device and the service. Revenue and the related cost of sales are recognized over the expected customer relationship, which is estimated to be two years. If the assumed length of the customer relationship differed significantly or technology advances resulted in the service being deemed not to be essential to the sale of the device; the timing of revenue and expense amortization and the carrying value of the related deferred revenue and cost could be materially affected. However, Arch's net income or loss would not be materially affected since the amount of revenue and expense amortized are substantially the same amount.

ACCRUED LIABILITIES

   Arch incurs significant telephone expenses to support its messaging infrastructure, call centers and office facilities. Telephone vendors generally establish and bill accounts on a cycle basis and generally invoice Arch in arrears for usage based charges. Due to the delay in receipt of invoices and the cycle nature of these charges, Arch estimates telephone-related expenses on a monthly basis based on a historical average of the past three payments on each account. At December 31, 2001, accrued expenses and liabilities subject to compromise include approximately $26 million in accrued telephone expenses. Management currently believes the accrual for telephone charges is adequate, but changes in certain conditions, such as network operating characteristics, provision of more or less of certain services, office and call center reconfigurations or significant changes in call volumes could result in the recognition of more or less telephone-related expense.

OVERVIEW

   The following discussion and analysis should be read in conjunction with Arch's consolidated financial statements and notes.

   Arch derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurrence of additional selling expenses. Excluding the effect of definitional changes, Arch's average revenue per unit in service has declined over the last three years for two principal reasons:
   o primarily due to an increase in competition in certain of the markets in which Arch operates, particularly competition from telephone, cellular and PCS providers; and
   o to a lesser extent, prior to 2001, an increase in the number of reseller customers whose airtime is purchased at wholesale rates.

   The reduction in average revenue per unit in service resulting from these trends was offset by the reduction of expenses so that margins were improving until Arch's merger in June 1999 with MobileMedia which resulted in redundant management and administrative headcount. While the integration of Arch and MobileMedia's operations is complete, the consummation of the PageNet merger in November 2000 also resulted in redundant management and administrative headcount. During 2001, the integration of Arch and PageNet's operations reduced this redundant headcount and as of December 2001 the integration of PageNet's operations was substantially complete.

   Arch has achieved significant growth in units in service and adjusted earnings before interest, income taxes, depreciation and amortization through acquisitions and, prior to 1999, internal growth. During 1999, units in service decreased by 89,000 units, excluding the addition of subscribers from the MobileMedia acquisition. As a result of the MobileMedia and PageNet acquisitions units in service were adjusted to eliminate intercompany accounts and to reflect a common definition of units in service. During 2000, units in service decreased by 2,073,000 units, 888,000 due to subscriber cancellations and 1,185,000 due to definitional changes, excluding the addition of subscribers from the PageNet acquisition. During 2001, units in service decreased by an additional 3,394,000 units due to subscriber cancellations. Arch believes it will experience a substantial net decline in the number of units in service during 2002 as the number of two-way messaging subscribers added will be substantially less than the number of traditional messaging subscribers lost. Arch's ability to compete against telephone, cellular and PCS providers providing two-way messaging services is as yet unproven.

   From January 1, 1999 through December 31, 2001, Arch's total number of units in service grew from 4.3 million to 8.5 million units entirely due to the MobileMedia and PageNet acquisitions offset by subscriber cancellations. Arch's total revenues have increased from $641.8 million in the year ended December 31, 1999 to $851.1 million in the year ended December 31, 2000 and to $1,163.5 million in the year ended December 31, 2001. Arch had net losses of $285.6 million, $309.8 million and $1,569.1 million in the years ended December 31, 1999, 2000 and 2001, respectively, as a result of significant depreciation and amortization expenses related to acquired and developed assets, including an impairment charge of $976.2 million on certain long-lived assets in 2001, and interest charges associated with indebtedness. As its subscriber base has grown, Arch's adjusted earnings before interest, income taxes, depreciation and amortization has increased from $209.5 million in the year ended December 31, 1999 to $261.1 million in the year ended December 31, 2000 and to $287.6 million in the year ended December 31, 2001.

   Earnings before interest, income taxes, depreciation and amortization is a commonly used measure of financial performance in the wireless messaging industry. Adjusted earnings before interest, income taxes, depreciation and amortization is one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with covenants under their respective debt agreements. Adjusted earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. One of Arch's financial objectives is to increase its adjusted earnings before interest, income taxes, depreciation and amortization, since this is a significant source of funds for servicing indebtedness and for investment in continued growth, including the purchase of messaging devices, messaging system equipment, construction and expansion of messaging systems and possible acquisitions. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies. Amounts reflected as adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing or future indebtedness, including the repayment of such indebtedness or the payment of associated interest, limitations imposed by applicable law upon the payment of dividends or distributions or capital expenditure requirements.

PAGENET MERGER

   On November 10, 2000, Arch completed its acquisition of PageNet for $1.35 billion consisting of 89,896,907 shares of Arch common stock valued at $263.4 million, the assumption of liabilities of $1.06 billion and $27.6 million of transaction costs. In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Arch's common stock.

   During the fourth quarter of 2000, Arch management commenced the development of plans to integrate PageNet operations, including the elimination of redundant headcount and facilities. Integration of PageNet's operations was substantially complete by December 31, 2001. Since Arch anticipated a net reduction of approximately 50% of PageNet's workforce and the closing of certain facilities, it established a $76.0 million acquisition reserve which was included as part of the purchase price of PageNet. The initial acquisition reserve consisted of approximately:
   o  $66.1 million for employee severance;
   o  $9.4 million for lease obligations and terminations; and
   o  $0.5 million of other costs.

   The PageNet acquisition reserve activity during 2001 was as follows (in thousands):

                               Balance at      Reserve
                               December 31,   Adjustment      Amounts      Remaining
                                  2000          in 2001         Paid        Reserve
                                  ----          -------         ----        -------
   Severance costs.........     $ 36,765       $ 10,900      $ 46,071      $  1,594
   Lease obligation costs..        9,264         11,062        10,306        10,020
   Other costs.............          500             --           350           150
                                --------       --------      --------      --------
   Total...................     $ 46,529       $ 21,962      $ 56,727      $ 11,764
                                ========       ========      ========      ========

   The remaining reserve balance at December 31, 2001 has been included in liabilities subject to compromise on the Consolidated Balance Sheet and in accordance with SOP 90-7 has not been adjusted to reflect the potential reductions due to rejecting the underlying leases pursuant to Arch's chapter 11 bankruptcy proceedings.

MOBILEMEDIA MERGER

   In June 1999, Arch acquired MobileMedia Communications, Inc. Arch acquired MobileMedia for a combination of cash and Arch securities, as follows:
   o Arch paid approximately $479.0 million in cash to secured creditors of MobileMedia;
   o  Arch paid a total of $37.6 million of fees, expenses and other debts;
   o Arch issued 4,781,656 shares of its common stock to unsecured creditors of MobileMedia;
   o Arch issued 36,207,265 additional shares of its common stock to unsecured creditors of MobileMedia and Arch stockholders for a total purchase price of $217.2 million; and
   Subsidiaries of Arch also borrowed a total of $320.8 million to help fund the MobileMedia acquisition.

RESULTS OF OPERATIONS

   The following table presents certain items from Arch's consolidated statements of operations as a percentage of net revenues and certain other information for the periods indicated (dollars in thousands except per unit data):

                                               YEAR ENDED DECEMBER 31,
                                              -------------------------
                                               1999      2000      2001
                                               ----      ----      ----

        Total revenues                        105.8%    104.4%    103.8%
        Cost of products sold                  (5.8)     (4.4)     (3.8)
                                              -----     -----     -----
        Net revenues                          100.0     100.0     100.0
        Operating expenses:
          Service, rental and maintenance      21.8      22.4      27.3
          Selling                              13.9      13.1      12.3
          General and administrative           29.8      32.4      34.7
          Depreciation and amortization        51.0      61.4     141.3
          Other operating expenses             (0.4)      0.7      14.5
                                              -----     -----     -----

        Operating income (loss)               (16.1)%   (30.0)%  (130.1)%
                                              =====     =====     =====

        Net income (loss)                     (47.1)%   (38.0)%  (139.9)%
                                              =====     =====     =====



YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

   Revenues increased to $1,163.5 million, a 36.7% increase, in 2001 from $851.1 million in 2000 reflecting a full year of the results of the acquired PageNet operations, offset by the decline in units in service from 11.9 million at December 31, 2000 to 8.5 million at December 31, 2001. Net revenues (revenues less cost of products sold) increased to $1,121.2 million, a 37.5% increase, in 2001 from $815.2 million in 2000. Revenues and net revenues in 2000 and 2001 were adversely affected by the declining demand for traditional paging services which led to subscriber cancellations of 3,394,000 units in service in 2001.

   Two-way messaging revenues increased to $101.4 million, 8.7% of total revenue, in 2001 from $9.4 million, 1.1% of total revenue, in 2000. Two-way messaging net revenues increased to $85.6 million, 7.6% of total net revenue, in 2001 from $9.4 million, 1.2% of total net revenues, in 2000. The Company did not begin to sell its two-way messaging products and services on a commercial scale until August 2000. Two-way units in service increased from 158,000 at December 31, 2000 to 324,000 at December 31, 2001.

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and product sales. Product sales represented less than 10% of total revenues in 2000 and 2001. Arch does not differentiate between service and rental revenues.

   Arch believes the demand for traditional messaging services declined in 2000 and in 2001, and will continue to decline in the foreseeable future. Arch believes that future growth in the wireless messaging industry, if any, will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2002, as Arch's addition of two-way messaging subscribers will be exceeded by its loss of traditional messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $306.3 million, or 27.3% of net revenues, in 2001 from $183.0 million, or 22.4% of net revenues in 2000. The increase in dollar amount was due to the acquisition of PageNet in November 2000. Since many of these costs are fixed in the short term, Arch has not been able to reduce its service, rental and maintenance expenses at the same rate of decline as units in service and net revenues, resulting in an increase as a percentage of net revenues. For 2001, there were $46.1 million of service, rental and maintenance expenses associated with the provision of two-way messaging and information services, compared to $12.3 million in 2000. This increase is due to the inclusion of a full year of PageNet operations in 2001.

   Selling expenses increased to $138.3 million, or 12.3% of net revenues, in 2001 from $107.2 million, or 13.2% of net revenues, in 2000. The increase in dollar amount was due to the acquisition of PageNet. Selling expenses related to two-way messaging and information services were $32.0 million in 2001 compared to $6.5 million in 2000. This increase was due to a full year of advanced messaging sales in 2001 compared to five months in 2000.

   General and administrative expenses increased to $389.0 million, or 34.7% of net revenues, in 2001 from $263.9 million, or 32.4% of net revenues in 2000. The increase was due to increased headcount, administrative and facility costs associated with the PageNet operations offset by various cost savings initiatives. These initiatives included workforce reductions, facilities closures and operating division consolidations which resulted in annualized savings of approximately $144 million. General and administrative expenses associated with the provision of two-way messaging and information services were $14.4 million in 2001 compared to $6.9 million in 2000.

   Depreciation and amortization expense increased to $1,584.5 million in 2001 from $500.8 million in 2000. The increase was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets. This charge was determined based upon management's projections of future cash flows. Since the future undiscounted cash flows did not exceed the carrying value of the long-lived assets, an impairment existed. The fair value of the assets was determined based on a discounted cash flow analysis and the difference in carrying value and fair value resulted in the charge. See Note 4 to the Consolidated Financial Statements. The remaining increase in these expenses reflects the acquisition of PageNet.

   Other operating expenses in 2001 consisted of $154.9 million of reorganization costs, $5.9 million associated with Arch's prior recapitalization plan which was subsequently withdrawn and $2.0 million of restructuring charges. The reorganization costs include the accretion of $133.8 million of debt discounts, the write off of $11.8 million of deferred financing fees and $9.3 million of professional and other fees associated with the bankruptcy filing. In 2000, other operating expenses consisted solely of restructuring costs. See Notes 2 and 11 to the Consolidated Financial Statements.

   Operating losses were $1,459.7 million in 2001 compared to $245.1 million in 2000 as a result of the factors outlined above.

   Net interest expense increased to $226.9 million in 2001 from $166.2 million in 2000. The increase was principally attributable to an increase in Arch's outstanding debt due to the PageNet acquisition partially offset by lower interest rates during 2001. Interest expense for 2000 and 2001 included approximately $28.3 million and $37.2 million, respectively, of accretion on assumed bank debt and Arch's senior debt, the payment of which was deferred.

   Other expense increased to $31.9 million in 2001 from $3.1 million in 2000. In 2001, other expense included a $15.0 million charge related to changes in the market value of certain interest rate swaps which have not been designated as a hedge for accounting purposes and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

   In 2000 and 2001, Arch recognized extraordinary gains of $58.6 million and $34.2 million, respectively, on the retirement of debt exchanged for Arch stock.

   Arch recognized an income tax benefit of $46.0 million and $122.0 million in 2000 and 2001, respectively. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

   On January 1, 2001, Arch adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended March 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. All of Arch's derivative instruments were terminated during 2001.

   Net loss increased to $1,569.1 million in 2001 from $309.8 million in 2000, as a result of the factors outlined above.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

   Revenues increased to $851.1 million, a 32.6% increase, in 2000 from $641.8 million in 1999 as the number of units in service increased from 6.9 million at December 31, 1999 to 11.9 million at December 31, 2000 due to the PageNet acquisition in November 2000. Net revenues (revenues less cost of products sold) increased to $815.2 million, a 34.3% increase, at December 31, 2000 from $606.9 million at December 31 1999. Revenues and net revenues in 1999 and 2000 were adversely affected by (1) the declining demand for traditional messaging services and (2) subscriber cancellations which led to a decrease of 888,000 units in service for the year ended December 31, 2000.

   Product sales represented less than 10% of total service, rental and maintenance revenues in 2000 and 1999.

   Service, rental and maintenance expenses, increased to $183.0 million, or 22.4% of net revenues, in 2000 from $132.4 million, or 21.8% of net revenues, in 1999. Approximately half of this increase was due to the acquisition of PageNet in November 2000. The remaining increase was primarily due to a full year of expenses for the provision of alphanumeric and nationwide messaging services to a higher percentage of customers which resulted from the MobileMedia acquisition in June 1999. In 2000, there was $12.3 million of service, rental and maintenance expenses associated with the provision of two-way messaging and information services.

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

   General and administrative expenses increased to $263.9 million, or 32.4% of net revenues, in 2000 from $180.7 million, or 29.8% of net revenues, in 1999. Approximately one-third of the increase was due to increased headcount, administrative and facility costs associated with the PageNet operations. The remaining increase was primarily due to a full year of increased headcount, administrative and facility costs associated with MobileMedia. General and administrative expenses associated with the provision of two-way messaging and information services were $6.9 million in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

   As noted earlier, Arch, and substantially all of its domestic subsidiaries, filed for chapter 11 bankruptcy protection on December 6, 2001 and subsequently entered into a debtor-in-possession credit facility (see "Sources of Funds"). The matters discussed under this caption "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the chapter 11 reorganization. The proceedings relating to the chapter 11 case involve, or result in, various restrictions on Arch's activities, limitations on financings, the need to obtain bankruptcy court approval for various matters and uncertainty as to relationships with venders, suppliers, customers and others with whom Arch may conduct or seek to conduct business. At December 31, 2001, Arch had $72.2 million in cash and cash equivalents. As more fully described below under the heading "Capital Expenditures and Commitments - Cash Collateral Stipulation," Arch is required to repay certain amounts to the secured lenders on a monthly basis. In addition, the plan of reorganization filed on January 15, 2002, as amended on March 13, 2002, proposes that Arch will repay the secured creditors to the extent the cash balance plus available borrowings under a revolving credit facility, if any, less a reserve for reasonable anticipated administrative expenses exceeds $45 million.

   Arch's business requires the availability of substantial funds to finance capital expenditures for subscriber equipment and network system equipment and to service debt once Arch emerges from chapter 11.

   Arch's net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                       1999        2000       2001
                                                                                       ----        ----       ----
                                                                                          (dollars in millions)
   Net cash provided by operating activities..................................     $    99.5  $    32.3   $    47.4
   Net cash (used in) provided by investing activities........................     $  (627.2) $   (92.5)  $    65.6
   Net cash provided by (used in) financing activities........................     $   529.2  $   112.0   $   (95.2)

   Investing activities in 2001 included a cash inflow of $175 million from the sale of FCC licenses. Investing activities in 1999 and 2000 included a cash outflow of $516.6 million and a cash inflow of $47.8 million for the acquisitions of MobileMedia and PageNet, respectively. Financing activities in 2001 included cash repayments of debt of $178.1 million offset by proceeds from the sale of preferred stock of $75 million. Financing activities in 2000 included borrowings of $175.0 million offset by cash repayments of debt of $63.6 million. Financing activities in 1999 included $217.2 million from the sale of common stock to unsecured creditors of MobileMedia and borrowings of $320.8 million in connection with the acquisition of MobileMedia as described above.

CAPITAL EXPENDITURES AND COMMITMENTS

   Arch has operating leases for office and transmitting sites with lease terms ranging from one month to approximately fifty years. Minimum annual lease payments on operating leases having initial or remaining noncancellable lease terms in excess of one year during the years 2002 through 2006 are $104.8 million, $55.8 million, $43.6 million, $32.7 million and $23.0 million, respectively. Excluding acquisitions of wireless messaging businesses, Arch's capital expenditures were $113.7 million in 1999, $140.3 million in 2000 and $109.5 million in 2001. To date, Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt.

   Arch's 2001 capital expenditures primarily involved the purchase of wireless messaging devices, system and transmission equipment and information systems.

   Arch estimates that capital expenditures for 2002-2003 will be approximately $100 million per year. These expenditures will be used primarily for subscriber equipment, network infrastructure, information systems and expansion of Arch's two-way messaging network. However, the actual amount of capital required by Arch will depend on a number of factors, including; subscriber growth, the type of products and services demanded by customers, service revenues, and the nature and timing of Arch's strategy to enhance its two-way messaging networks.

Cash Collateral Stipulation

   In connection with the bankruptcy filing, if the aggregate average daily cash balance for any fiscal month exceeds $45 million, Arch is required to pay the pre-petition secured lenders such excess less amounts due under the DIP credit facility, provided, however, that after such payment the aggregate cash balance shall not be less than $45 million. Such cash payment is to be applied to the outstanding principal amount of the pre-petition secured debt. During the first two months of 2002, Arch made payments of $42.6 million to the pre-petition secured lenders.

SOURCES OF FUNDS

DIP Credit Facility

   In connection with the bankruptcy filing, Arch obtained a $50 million debtor-in-possession credit facility from a group of lenders led by Toronto Dominion (Texas), Inc. which expires the earlier of December 5, 2002 or the effective date of a confirmed plan of reorganization. Arch's availability under this facility is the lesser of $50 million or a calculated borrowing base, which is derived based on eligible accounts receivable, as defined in the agreement. Availability at December 31, 2001 was approximately $30 million. The interest rate is LIBOR plus 3.25% or the bank's base rate plus 2.25%, if outstanding borrowings are less than $25 million. If outstanding borrowings are greater than $25 million, the interest rate is LIBOR plus 4% or the bank's base rate plus 3%. The facility has a commitment fee of 0.5% per annum on unused portions, payable monthly, and a quarterly collateral agent fee of $25,000. There were no borrowings outstanding under the facility at December 31, 2001. This facility is secured by a first priority security interest in all of the pre-petition and post-petition assets of the Debtors and is entitled to super priority expense of administration in the bankruptcy proceeding.

   The DIP credit facility contains restrictions that limit, among other things, Arch's operating subsidiaries' ability to:
   o  declare dividends or redeem or repurchase capital stock;
   o  prepay, redeem or purchase debt;
   o  incur liens and engage in sale/leaseback transactions;
   o  make loans and investments;
   o  incur indebtedness and contingent obligations;
   o  amend or otherwise alter debt instruments and other material agreements;
   o  engage in mergers, consolidations, acquisitions and asset sales;
   o  alter its lines of business or accounting methods.

   In addition, the DIP credit facility requires Arch and its subsidiaries to meet certain financial covenants, including minimum earnings before interest, income taxes, depreciation and amortization, minimum direct units in service, minimum service revenue and maximum capital expenditures. As of December 31, 2001, Arch and its operating subsidiaries were in compliance with the covenants of the DIP credit facility.

Sale of SMR Licenses

   In January 2001, Arch announced an agreement with Nextel Communications, Inc. to sell its Specialized Mobile Radio ("SMR") licenses to Nextel for an aggregate purchase price of $175 million. Concurrent with this transaction, Nextel agreed to invest $75 million in Arch Series F 12% Redeemable Cumulative Junior Preferred Stock.

   Pursuant to these transactions, in February 2001, Nextel advanced $250 million to Arch in the form of a $175 million loan secured by a pledge of the shares of the Arch subsidiary which owned the SMR licenses, and a $75 million unsecured loan. Upon receipt of regulatory approvals, the SMR licenses were transferred to Nextel and the principal amount of the $175 million loan was satisfied in consideration for such transfer, and the principal amount of the $75 million unsecured loan together with interest due on both loans was exchanged for shares of Arch Series F Preferred stock.

   Arch used $175.2 million of the proceeds from these transactions to prepay all required 2001 amortization payments under its senior credit facility. The remaining $74.8 million of proceeds, was available for working capital purposes.

Credit Facility

   At December 31, 2001, an Arch subsidiary had a senior credit facility in the amount of $1,119.6 million consisting of (1) a $122.5 million Tranche A reducing revolving facility, (2) a $64.1 million Tranche B term loan, (3) a $662.7 million Tranche B-1 term loan and (4) a $270.3 million Tranche C term loan. As a result of the chapter 11 cases, Arch has classified all of this debt as liabilities subject to compromise on the Consolidated Balance Sheet.

Adequacy of Capital Resources

   As discussed above, Arch and its domestic subsidiaries are operating their businesses as debtors-in-possession under chapter 11 of the bankruptcy code. In addition to the cash requirements necessary to fund ongoing operations, Arch anticipates that it will incur significant professional fees and other restructuring costs in connection with the chapter 11 case and the restructuring of its business operations. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, Arch anticipates that its cash flow from operations, together with cash on hand will be adequate to meet its anticipated cash requirements during the pendency of the chapter 11 case and, following confirmation and consummation of the plan of reorganization, for the foreseeable future.

   In the event that cash flows are not sufficient to meet future cash requirements, Arch may be required to reduce planned capital expenditures, sell assets or seek additional financing. Arch can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.


INFLATION

   Inflation has not had a material effect on Arch's operations to date. Systems equipment and operating costs have not increased in price and the price of wireless messaging devices have tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. Arch's general operating expenses, such as salaries, employee benefits and occupancy costs, are subject to normal inflationary pressures.


FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by Arch's management from time to time.

Arch's plan of reorganization may not be confirmed by the bankruptcy court; confirmation is essential for Arch to continue its operations.

   Our bankruptcy filing could present us with additional challenges, including: possible problems with our relationships with our creditors, customers, suppliers and employees; our ability to attract and retain key employees; and the ability to confirm and implement the plan of reorganization.

   There are numerous factors that may prevent confirmation of the plan, including the rejection of the plan by the various classes of claims and interest holders. There are no assurances that a plan of reorganization will be confirmed which is necessary and essential for us to continue our operations. The plan that we filed with the bankruptcy court on January 15, 2002, as amended on March 11, 2002, provides, among other things, that shareholders and unsecured creditors of Arch will receive no distribution under the plan. As a result, each of these classes of creditors and equity holders is deemed to have rejected the plan. In order to obtain confirmation of the plan, Arch and its domestic subsidiaries will have to employ the cramdown provisions of the Bankruptcy Code. While Arch believes that the plan meets the cramdown requirements, Arch expects that certain unsecured creditor groups will oppose confirmation of the plan.

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results.

   In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. During 2000, units in service decreased by 2,073,000 units, 888,000 due to subscriber cancellations and 1,185,000 due to definitional changes, excluding the addition of subscribers from the PageNet acquisition. During 2001, units in service decreased by an additional 3,394,000 units due to subscriber cancellations. Arch believes the traditional messaging industry did not grow during 1999, the demand for traditional messaging services declined in 2000 and 2001 and will continue to decline in the following years and that future growth in the wireless messaging industry, if any, will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service and revenue during 2002 as Arch's addition of two-way messaging subscribers will be exceeded by its loss of traditional messaging subscribers.

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

Because Arch depends on Motorola for pagers, on Glenayre for other equipment and on a limited number of vendors for satellite transmission and a concentration of vendors for site leases. Arch's operations may be disrupted if it is unable to obtain equipment or services from them in the future.

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. for sufficient terminals and transmitters to meet its expansion and replacement requirements. Both Motorola and Glenayre have publicly announced their intentions to discontinue the production of messaging devices and network equipment. Arch has entered into a supply agreement with Motorola pursuant to which Motorola will supply Arch with a sufficient number of messaging devices to meet expected inventory requirements through September 30, 2002. In February 2002, Motorola announced that Multitone Electronics will assume Motorola's role in the messaging industry as a provider of the devices deployed by Arch. Following a transition period estimated to last approximately nine months, Multitone will continue the manufacture of POCSAG, FLEX and ReFLEX protocol-based devices used to provide Arch's one way and two way messaging services. In addition, Arch has entered into development agreements with certain other vendors to obtain alternative sources of messaging devices and network equipment. Significant delays in developing these alternative sources could lead to disruptions in operations and adverse financial consequences. There can be no assurance that Arch will be able to secure alternative sources of messaging devices and network equipment.

   Approximately 35% of Arch's lease payments for tower sites are made to two site lease lessors. Arch is currently negotiating amendments to these and other long term lease arrangements with these and other lessors. There can be no assurances that these negotiations will result in amendments to existing lease arrangements that will allow Arch to reduce future lease payments as a result of Arch's efforts to reduce the number of tower sites it leases through rationalization of Arch's existing messaging networks. If no agreement is reached, there could be a material adverse effect on Arch's ability to reduce its future operating costs.

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

   Arch faces competition from other messaging providers in all markets in which it operates, as well as from cellular and PCS telephone companies. Providers of mobile wireless phone services now include wireless messaging as an adjunct service to voice services. In addition, the availability of coverage for mobile phone services has increased, making the two types of service and product offerings more comparable. Thus, cellular and PCS companies seeking to provide wireless messaging services may be able to bring their products to market faster, at lower prices or in packages of products that consumers and businesses find more valuable than those provided by Arch. In addition, many of these competitors, particularly cellular and PCS phone companies, possess greater financial, technical and other resources than those available to Arch.

Arch may need additional capital to expand or operate its business which could be difficult to obtain. Failure to obtain additional capital may preclude Arch from developing or enhancing its products, taking advantage of future opportunities, growing its business or responding to competitive pressures.

   The amount of capital required by Arch will depend on a number of factors, including:

   o  subscriber growth;
   o  the type of wireless messaging devices and services demanded by customers;
   o  service revenues;
   o  technological developments;
   o  marketing and sales expenses and o competitive conditions.
The funds to finance Arch's future capital needs are expected to be generated from operations. No assurance can be given that Arch will be able to generate sufficient cash flow to finance its future capital needs. If cash flow from operations is not sufficient, no assurance can be given that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all.

   In addition to the specific risks described above, an investment in Arch is also subject to many risks which affect all companies, or all companies in its industry.


RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Arch adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. Arch did not have any goodwill on its balance sheet as of January 1, 2002 and therefore the adoption of SFAS No. 142 had no impact on Arch's results of operations or financial condition.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of this standard is required no later than the first quarter of 2002. Arch is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Arch's debt financing primarily consists of senior bank debt and fixed rate senior notes.

SENIOR SECURED DEBT, VARIABLE RATE DEBT:

   Borrowings outstanding under Arch's credit facility are secured by substantially all of Arch's assets. This debt trades and is quoted regularly, therefore the fair value at December 31, 2001 was determined with reference to market quotes. Arch considers the fair value of the Canadian bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest and is not known to be traded and/or quoted.

                                     WEIGHTED AVERAGE
   PRINCIPAL BALANCE    FAIR VALUE     INTEREST RATE   SCHEDULED MATURITY    INTEREST PAYMENTS DUE
   -----------------    ----------     -------------    ------------------    ---------------------
    $1.120 billion    $167.9 million       11.5%               2006                 Quarterly
    $67.3 million      $67.3 million        8.4%               2004                 Quarterly

Arch's credit facility bears interest at floating rates and matures in 2006 and is therefore subject to risks associated with changes in interest rates. To the extent there are fluctuations in the agent bank's alternate base rate or LIBOR, Arch's annual interest expense would have increased or decreased by $2.8 million for each 1/4% fluctuation. Consistent with the requirements of SOP 90-7, Arch ceased to record interest expense on these debt instruments on December 6, 2001, therefore variations in the underlying index rates would have no impact on the annual interest expense in future periods.

SENIOR SUBORDINATED NOTES, FIXED RATE DEBT:

   Arch's fixed rate senior notes are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of December 31, 2001. As previously noted, Arch filed for chapter 11 bankruptcy protection on December 6, 2001 and trades for the debt issues are now infrequent. In addition, Arch's plan of reorganization proposes that holders of Arch's 9 1/2% and 14% senior notes and the lenders under Arch's credit facility will receive in the aggregate (1) $200 million of new 10% Senior Secured Notes due 2007 to be issued by AWHI; (2) $100 million of new 12% Senior Subordinated Secured Notes due 2009 to be issued by AWHI; (3) 15,133,098 shares of new common stock to be issued by Arch; and (4) 100% of the cash available for distribution. Holders of the 12 3/4% and 13 3/4% senior notes will receive a pro rata share of 66,902 shares of new common stock to be issued by Arch. Holders of the 107/8% senior discount notes will receive no distribution under the proposed plan.

   PRINCIPAL BALANCE     FAIR VALUE       STATED INTEREST RATE    SCHEDULED MATURITY
   -----------------     ----------       --------------------    ------------------
    $113.1 million      $    --                  10 7/8%                 2008
    $125.0 million      $625 thousand             9 1/2%                 2004
    $100.0 million      $500 thousand              14%                   2004
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Arch's board of directors is divided into three classes. Directors are elected for three year terms, or until their successors are elected and qualified. Additionally, the terms of the three classes are staggered so that only one class is elected each year.

   Set forth below are the names of each current director of Arch, their ages, the year in which each first became a director of Arch, their principal occupations and employment during the past five years and the names of other public companies of which they serve as a director. Also set forth below are the names of Arch's other current executive officers, their ages and their principal occupations and employment during the past five years.

      NAME AND PERIOD OF                              POSITIONS WITH ARCH, PRINCIPAL OCCUPATIONS AND
    SERVICE AS A DIRECTOR        AGE                EMPLOYMENT OVER PAST FIVE YEARS, AND DIRECTORSHIPS
    ---------------------        ---                --------------------------------------------------
                                        DIRECTORS ELECTED IN 1999 TO THREES YEAR TERMS

Gregg R. Daugherty..........       44  Business development manager at Microsoft Corporation since 1997; previously self-employed
Director since 2000                    as an analyst and consultant specializing in communications and Internet business related fields.

John H. Gutfreund...........       72  Senior Managing Director of CE Unterberg, Towbin since January 2002.  President of Gutfreund
Director since 2000                    & Company, Inc., a financial consulting firm, from 1993 to 2002; Chairman of the Board and
                                       Chief Executive Officer of Salomon Brothers Inc from 1981 to 1991; director of AMBI, Inc.,
                                       Ascent Assurance, Inc., Baldwin Piano & Organ Company, Evercel, Inc. LCA-Vision, Inc. and
                                       Maxicare Health Plans, Inc.

Allan L. Rayfield...........       66  Consultant since 1995; director of Parker Hannifin Corporation and Acme Metals Incorporated.
Director since 1997
                                         DIRECTORS ELECTED IN 2000 TO THREE YEAR TERMS

H. Sean Mathis..............       55  President of Litchfield Asset Holdings, an investment advisory company since 1999; Chairman
Director since 1999                    of the Board of Universal Gym Equipment Inc., a manufacturer of exercise equipment, which filed for protection under the Bankruptcy Code in 1997; Chairman of the Board of Allis
                                       Chalmers, Inc. from 1996 to 1999; director of Kasper A.S.L., Ltd, which filed for protection under the Bankruptcy Code in February 2002, and Thousand Trails, Inc.

John B. Saynor..............       61  Executive Vice President of Arch since 1990; President and Chief Executive Officer of Arch
Director since 1986                    from 1986 to 1988; Chairman of the Board of Arch from 1986 until 1989.

John A. Shane...............       69  President of Palmer Service Corporation, a venture capital firm, since 1972; director of
Director since 1988                    Gensym Corporation, Eastern Bank and Overland Data, Inc.

                                         DIRECTORS ELECTED IN 2001 TO THREE YEAR TERMS

C. Edward Baker, Jr.........       51  Chief Executive Officer of Arch since 1988 and Chairman of the Board of Arch since 1989;
Director since 1986                    President of Arch from 1988 until January 1998.

R. Schorr Berman............       53  President and Chief Executive Officer of MDT Advisors, Inc., and investment manager, since
Director since 1986                    1987.

John Kornriech..............       56  Managing Director of Sandler Capital Management Co., Inc., a private capital investment firm
Director since 1998                    since 1988.

                                         OTHER EXECUTIVE OFFICERS OF ARCH

Lyndon R. Daniels...........       49  President and Chief Operating Officer of Arch since January 1998; President and Chief
                                       Executive Officer of Pacific Bell Mobile Services, a subsidiary of SBC Communications Inc., from November 1993 to December 1997.

J. Roy Pottle...............       43  Executive Vice President and Chief Financial Officer of Arch since February 1998; Vice
                                       President and Treasurer of Jones Intercable, Inc., a cable television operator, from October
                                       1994 to February 1998.

Paul H. Kuzia...............       59  Executive Vice President, Technology and Regulatory Affairs of Arch since September 1996;
                                       Vice President, Engineering and Regulatory Affairs of Arch from 1988 to September 1996.

Patricia A. Gray............       47  Senior Vice President, General Counsel and Secretary of Arch since May 2000; Vice President,
                                       General Counsel and Secretary of Arch from January 2000 to May 2000; Vice President and
                                       General Counsel of Arch from June 1999 to January 2000; Vice President, General Counsel and
                                       Secretary of MobileMedia Corporation from 1997 to June 1999.

   Whippoorwill Associates, Inc. has the right to designate one nominee for election to Arch's board of directors. This right of designation will continue through 2003 so long as Whippoorwill beneficially owns at least 5% of the combined voting power of all outstanding securities of Arch and will continue after 2003 so long as Whippoorwill beneficially owns at least 10% of the combined voting power of all outstanding securities of Arch. Under this arrangement, Mr. Mathis was designated for election by Whippoorwill

   Arch's executive officers are elected by the board of directors and hold office until their successors are elected or until their earlier death, resignation or removal.

   Except as indicated above and the filing for chapter 11 protection of Arch and its subsidiaries in December 2001, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer of Arch during the past five years.

   Immediately following the effective date of Arch's plan of reorganization, all of the directors of Arch other than Mr. Baker will resign from the board. Mr. Baker will continue as Chairman of the Board and the remaining members of the board of Arch following the effective date of the plan will be appointed by Arch's secured lenders. Arch's executive officers will continue in the same positions with Arch following the effective date of the plan of reorganization.

BOARD COMMITTEES

   The board of directors has an audit committee, a compensation committee and a restructuring advisory committee. The audit committee assists the board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to Arch stockholders, the systems of internal controls that management and the board have established, the independence of Arch's independent public accountants and all audit processes. The compensation committee recommends to the board the compensation of executive officers, key managers and directors and administers the stock and certain other benefit plans of Arch. The restructuring advisory committee assists the board in certain matters pertaining to Arch's reorganization. The Arch board has approved the establishment of a standing nominating committee to consider and nominate candidates to serve on Arch's board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires Arch's directors, executive officers and holders of more than 10% of Arch's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Arch. Arch believes that during 2001 its reporting persons complied with all section 16(a) filing requirements, except that Mr. Baker was late in filing one required report.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The following table sets forth certain information with respect to the annual and long-term compensation, for the last three years, of Arch's chief executive officer and each of the four other most highly compensated executive officers who were serving as executive officers on December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                               Annual Compensation                 Compensation
                                                       ----------------------------------          ------------
                                                                                                     Options to
                                                                                 Other Annual        Purchase
                                                                                 Compensation       Common Stock
NAME AND PRINCIPAL POSITION DURING 2001    YEAR     SALARY ($)    BONUS ($) (1)     ($) (2)           (#) (3)
---------------------------------------    ----     ----------    -------------  --------------    ---------------
C. Edward Baker, Jr.....................   2001      $601,431        $230,000         $3,400                --
    Chairman and Chief                     2000       532,200         371,250          4,990           951,000
    Executive Officer                      1999       434,337         185,000          4,163           150,000

Lyndon R. Daniels.......................   2001       383,277         160,000          3,400                --
    President and Chief                    2000       348,200         224,130          3,500           607,000
    Operating Officer                      1999       313,735         203,000         23,363 (4)        91,667

J. Roy Pottle...........................   2001       309,892         130,000          2,100                --
    Executive Vice President and           2000       282,200         166,290          3,191           452,000
    Chief Financial Officer                1999       228,896         140,000          2,317            66,666

Paul H Kuzia............................   2001       234,461          80,000          3,400                --
    Executive vice President,              2000       216,000         121,485          3,509           322,300
    Technology and Regulatory Affairs      1999       190,163          64,480          3,378            41,666

Patricia A. Gray........................   2001       227,461          60,000          3,037                --
    Senior Vice President, General         2000       206,773         100,620          1,516           232,500
    Counsel and Secretary                  1999       116,019              --         61,546 (5)        32,500
-----------

(1)       Represents bonus paid in such fiscal year with respect to prior year.  Perquisites for the named executive officers did not exceed the lessor of $50,000 or 10% of total salary and bonus for the respective fiscal year and accordingly have been omitted in accordance with SEC rules.
(2)       Represents Arch's matching contributions paid under Arch's 401(k) plan, except as otherwise indicated.
(3)       No restricted stock awards or stock appreciation rights were granted to any of the named executive officers during 1999, 2000 or 2001.
(4)       Includes $20,055 in reimbursement for relocation costs and associated taxes, as well as $3,308 in match contributions paid under Arch's 401 (k) plan.
(5)       Includes $58,604 in reimbursement for relocation costs and associated taxes, as well as $2,942 in match contributions paid under Arch's 401 (k) plan.

NEW EXECUTIVE SEVERANCE AND RETENTION PLANS

New Severance Plan

   On January 10, 2002, the bankruptcy court approved the adoption by AWHI of a severance plan providing severance benefits to Arch's chairman and chief executive officer, president and chief operating officer, executive vice president and chief financial officer, executive vice presidents and senior vice presidents as well as other AWHI employees. Severance benefits will be paid if the employee (1) is terminated by AWHI, without cause , (2) is otherwise eligible for severance benefits under the terms of the severance plan and (3) executes a release. The severance plan provides that Arch's chairman and chief executive officer, president and chief operating officer, and executive vice president and chief financial officer will receive a lump sum payment equal to

12 months of base salary plus a pro rata fraction of any targeted bonus for the fiscal year of termination based on the portion of the fiscal year in which he is employed. In addition, there will be continuation of base salary for a period of up to an additional 9 months to the extent that the base salary under the severance plan exceeds the base salary received from any new employment; provided that those additional severance payments will cease whenever compensation from new employment equals 9 months of base salary. The severance plan provides that if eligible for benefits Arch's other named executive officers will receive a lump sum payment of base salary for a period of 6 months plus an additional two weeks for each year of service , as defined in the severance plan, up to a maximum of 12 months total base salary plus any pro rata portion of any targeted bonus. Each terminated employee eligible for severance payments shall also be eligible for continued participation in the AWHI sponsored employee health programs in effect, if any, during the period which is used to calculate severance payments if the employee continues the same payments for such benefits as made immediately prior to employment termination and as adjusted after that time for AWHI's active employees. Participation in the health programs will cease, except to the extent required by law, whenever other comparable benefits are available to the terminated employee.

New Retention Plan

   The bankruptcy court has also approved the adoption by AWHI of a retention plan to assist in retaining the services of key employees and in focusing key employees on reorganization efforts. Retention bonuses will be paid to Arch's chairman and chief executive officer, president and chief operating officer and its executive vice president and chief financial officer in the amounts of $726,000, $600,000 and $600,000, respectively. Retention bonuses will also be paid to the other named executive officers in amounts equal to between 60-100% of their base salary, as described in the retention plan. Each retention bonus will be paid in three installments if the eligible employee is employed on the date each installment is due; provided that if any eligible employee's employment is terminated by AWHI other than for cause, disability or death, each as defined in the retention plan, then all unpaid installments of the retention bonus payments will be immediately due and payable to the employee as of his or her termination of employment. Similarly if a change in control, as defined in the retention plan, occurs prior to the payment of the final installment then all unpaid installments will be immediately due and payable to all eligible employees. If AWHI is liquidated or commences a plan of liquidation prior to a change in control, then all installments not yet payable shall be forfeited. The first installment of 25% of the retention bonus will be paid on the earlier of the six month anniversary of the filing of the voluntary petition in the bankruptcy court or the effective date of Arch's plan of reorganization. The second installment of 25% of the retention bonus will be paid on the effective date of the plan of reorganization and the third installment of 50% of each retention bonus will be paid on June 30, 2003. In addition, in the event of a change in control on or prior to the effective date of the plan of reorganization, a cash bonus will be payable to Arch's chairman and chief executive officer, president and chief operating officer and its executive vice president and chief financial officer equal to .2%, .15% and .15% of the net transaction value of the event of a change in control, as that term is defined in the retention plan, respectively.

New Management Stock Plan

   Arch's joint plan of reorganization currently provides for the creation of a management stock plan pursuant to which, upon the effective date of the plan, 1,200,000 shares of new common stock of Arch will be distributable to Arch's management for a nominal price, one third of which will vest on each of the first three anniversaries following the effective date.

EXISTING EXECUTIVE EMPLOYMENT AND RETENTION AGREEMENTS

Executive Employment Agreements and Loans

   Arch and AWHI are parties to executive employment agreements with Messrs. Baker, Daniels and Pottle. Arch and AWHI, which are operating as debtors-in-possession under the Bankruptcy Code, have not assumed, and are not expected to assume, these executive employment agreements, the terms of which are described below. The executive employment agreements will not be binding on Arch or AWHI unless they are assumed by them.

   Each of the executive employment agreements has a term expiring on the later of March 13, 2004 and twelve months from the date that a plan of reorganization relating to Arch is confirmed by a bankruptcy court and will automatically renew from year to year thereafter unless terminated by either party at least 90 days prior to any renewal date. Under these agreements, Messrs. Baker, Daniels and Pottle are entitled to receive annual base salaries of $600,000, $379,000 and $305,000, respectively, subject to review and adjustment by the board of directors, and other bonuses and benefits.

   In the event that the employment of an executive is terminated by Arch other than for cause, disability or death, or by the executive for good reason, and the executive's employment agreement has not been rejected by Arch, all options held by the executive become immediately exercisable in full, and the executive is entitled to receive:
   o a lump sum cash payment of a pro rata portion of his annual bonus for the most recently completed fiscal year, based on the portion of the current fiscal year during which he was employed prior to termination;
   o a lump sum cash payment equal to three times the sum of the executive's annual base salary in effect at the time of the termination plus the average bonus paid for the three fiscal years immediately preceding the fiscal year during which termination of employment occurs; and
   o for a period of twelve months from the date of termination, the executive and the executive's family will be entitled to receive employee benefits similar to those received prior to termination, unless the executive becomes entitled to receive substantially equivalent benefits from another employer.

   In the event an executive resigns without good reason, he is entitled to receive a lump sum cash payment of a pro rata portion of his annual bonus for the most recently completed fiscal year, based on the portion of the current fiscal year during which he was employed prior to termination.

   Good reason is defined to include, among other things, a material reduction in employment responsibilities, compensation or benefits or, in the case of Mr. Baker, the failure to become chairman of the board or chief executive officer of any entity succeeding or controlling Arch or AWHI. Following termination of employment, the executive has agreed not to compete with Arch or solicit Arch's employees or business for one year.

   All options held by the executive become immediately exercisable in full upon a change of control. If the executive receives benefits upon a change of control that subject him to excise taxes under the "golden parachute provision" of the Internal Revenue Code, Arch will pay the excise taxes and any additional taxes related to that payment.

   Change in control is defined to mean (1) the acquisition of 50% or more of Arch's outstanding common stock or the combined voting power of Arch's outstanding voting securities by any entity or group or (2) a merger involving Arch or a sale of all or substantially all of Arch's assets, if the merger or asset sale results in Arch's stockholders prior to the transaction holding less than the majority of the voting power of the combined or acquiring entity and the directors of Arch ceasing to constitute a majority of the directors of the combined or acquiring entity. A change in control also includes the same events if they occur with respect to AWHI.

   Arch has made a loan to Mr. Baker bearing interest at 4.99% annually. As of March 1, 2002, principal and accrued interest of $422,796 was outstanding. The amended plan of reorganization filed by Arch on March 13, 2002 provides that, on the effective date of the plan, the unpaid amount of this indebtedness will be cancelled, paid and satisfied in exchange for services rendered by Mr. Baker as chief executive officer of Arch during the course of the chapter 11 cases.

Executive Retention Agreements

   Arch is a party to executive retention agreements with a total of 10 executives, including Mr. Kuzia and Ms. Gray but excluding Messrs. Baker, Daniels and Pottle. Arch, as a debtor-in-possession, has not assumed, and is not expected to assume, these executive retention agreements, the terms of which are described below. The executive retention agreements will not be binding on Arch unless they are assumed by it.

   The purpose of the executive retention agreements is to assure the continued employment and dedication of the executives without distraction from the possibility of a change of control of Arch. Each of the agreements has a term expiring on December 31, 2002, and automatically renew from year to year thereafter unless terminated by either party at least 90 days prior to any renewal date. If an executive's employment is terminated by Arch within twelve months following a change in control other than for cause, disability or death, or the executive terminated employment for good reason, the executive is entitled to receive:
   o a lump sum cash payment equal to a specified multiple of the sum of the executive's annual base salary in effect at the time of the change in control plus the average bonus paid for the three calendar years immediately preceding the calendar year during which the change in control occurs -- the multiple is three for Mr. Kuzia and two for Ms. Gray; and

   o for a period of 12 months from the date of terminations, the executive and the executive's family will be eligible to receive employee benefits similar to those they receive prior to termination, unless the executive becomes entitled to receive substantially equivalent benefits from another employer.

   Good reason is defined to include, among other things, a material reduction in employment responsibilities, benefits or a reduction in base salary.

   Change in control is defined to mean (1) the acquisition of 50% or more of Arch's outstanding common stock or the combined voting power of Arch's outstanding voting securities by any entity or group, (2) a change in a majority of Arch's board of directors or (3) a merger involving Arch or a sale of all or substantially all of Arch's assets, if the merger or asset sale results in Arch's stockholders prior to the merger holding less than a majority of the voting power of the combined or acquiring entity or the directors of Arch ceasing to constitute a majority of the directors of the combined or acquiring entity.

   In addition, the executive retention agreements provide for the acceleration of options held by the executive upon (1) the acquisition of 50% or more of Arch's outstanding common stock or the combined voting power of Arch's outstanding voting securities by an entity or group or (2) a merger involving Arch or a sale of all or substantially all of Arch's assets, if the merger or asset sale results in Arch's stockholders prior to the transaction holding less than a majority of the voting power of the combined or acquiring entity and the directors of Arch ceasing to constitute a majority of the directors of the combined or acquiring entity.

INCENTIVE STOCK GRANTS

   In March 2001, 27 key executives, including the named executive officers, were granted the right to receive a total of up to 12,400,000 shares of common stock without payment of cash consideration based on the achievement of company-wide performance criteria relating to two-way wireless messaging net revenue, average revenue per two-way messaging unit and growth in the number of two-way messaging units in service in 2001 and 2002. Arch's plan of reorganization provides that all outstanding options and incentive stock, including those described in the preceding sentence, will be cancelled on the effective date of the plan.

STOCK OPTION GRANTS

   No options to purchase shares of common stock were granted during 2001 to Arch's named executive officers. No stock appreciation rights were granted during 2001.

OPTION EXERCISES AND YEAR-END OPTION TABLE

   The following table sets forth certain information regarding the exercise of options to purchase shares of common stock during 2001 and options held as of December 31, 2001 by the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                   Shares                     Number of Securities        Value of Unexercised
                                 Acquired on   Value         Underlying Unexercised      In-The-Money Options at
                                  Exercise    Realized     Options at Fiscal Year-End        Fiscal Year-End
NAME                                (#)         ($)     (Exercisable)/(Unexercisable)(#)           ($)
----                             ---------    --------  --------------------------------   --------------------

C. Edward Baker...............       --          --         431,324          821,230         --            --
Lyndon R. Daniels.............       --          --         223,419          521,914         --            --
J. Roy Pottle.................       --          --         162,168          386,498         --            --
Paul H. Kuzia.................       --          --         123,456          270,127         --            --
Patricia A. Gray..............       --          --          71,125          193,875         --            --

   Arch's plan of reorganization provides that all outstanding options, including those described in the preceding table, will be cancelled on the effective date of the plan.

ACCELERATION OF OTHER STOCK OPTIONS

   Options and other stock-based awards granted under Arch's 2000 stock incentive plan are eligible for acceleration upon change in control. Under Arch's 2000 stock incentive plan, Arch's board of directors is authorized to accelerate options and other stock-based awards granted under the plan upon a merger, liquidation or other reorganization event or upon a change in control. A change in control is defined under the 2000 stock plan to mean (1) the acquisition of 50% or more of Arch's outstanding common stock or the combined voting power of Arch's outstanding voting securities by any entity or group or
(2) a merger involving Arch or a sale of all or substantially all of Arch's assets, if the merger or asset sale results in Arch's stockholders prior to the transaction holding less than a majority of the voting power of the combined or acquiring entity and the director of Arch ceasing to constitute a majority of the directors of the combined or acquiring entity.

   Arch's 1989 stock option plan provides that all options granted thereunder become fully exercisable and vested upon the occurrence of any of the following events:
   o the acquisition by any person of 20% or more of Arch's common stock if, within 24 months thereafter, a majority of the persons elected to Arch's board of directors is not approved by vote of two-thirds of the directors in office at the time of the acquisition;
   o a merger, consolidation or sale of all or substantially all of Arch's assets; or
   o  the adoption of a proposal to liquidate or dissolve Arch.

   As a result of Arch's acquisition of USA Mobile on September 7, 1995, all options then outstanding under the 1989 option plan, covering a total of 52,086 shares of common stock, became fully exercisable and vested, including options to purchase 13,296 and 1,493 shares of common stock, respectively, then held by Messrs. Baker and Kuzia. The 1989 option plan has expired but outstanding options remain exercisable in accordance with their terms.

CANCELLATION OF EQUITY INTERESTS

   Arch's plan of reorganization provides that all of Arch's outstanding equity interests, including all shares of its common stock, Series C preferred stock and Series F preferred stock, and all options and other rights to acquire equity interests in Arch will be cancelled and extinguished upon the effective date of the plan.

DIRECTOR COMPENSATION

Fees and Expenses

   Arch pays its non-employee directors an annual fee of $18,000 plus $2,000 for each meeting of the board of directors attended. Board committee members and the chair of the board committee are paid $1,000 and $2,000, respectively, for each board committee meeting attended. Arch also reimburses all directors for customary and reasonable expenses incurred in attending board and board committee meetings.

   Prior to September 24, 2001, each non-employee director had the right to defer his compensation as a non-employee director and to receive the deferred amounts in cash upon a specified future date or event, such as the date he ceases to be a non-employee director. Messrs. Rayfield and Gutfreund are the only current non-employee directors who have ever elected to participate in this plan. There are no participants in the plan in 2002. All prior deferred compensation under the plan has been included in "liabilities subject to compromise" on Arch's consolidated balance sheet at December 31, 2001.

Directors' Stock Option Plan

   A total of 196,733 shares of common stock may be issued upon the exercise of options granted under Arch's non-employee directors' stock option plan. Only directors who are not employees of Arch are eligible to receive options under the director plan. Options granted under the director plan do not qualify as incentive stock options under section 422 of the Internal Revenue Code. Under the director plan, non-employee directors received annual grants, on the date of the annual meeting of stockholders, of options to purchase 3,000 shares of common stock. In addition, newly elected or appointed non-employee directors received options to purchase 3,000 shares of common stock as of the date of the their initial appointment or election. All options have an exercise price equal to the fair market value of the common stock on the date of grant.

   Each option under the director plan is fully exercisable upon grant subject to Arch's right to repurchase, at the exercise price, all unvested shares if the holder ceases to be a director of Arch. Shares subject to options under the director plan generally become vested, and not subject to Arch's repurchase option, as to 25% on the date of grant plus and additional 25% on each of the first three anniversaries of the date of grant. In general, an optionee may exercise his option only while he is a director of Arch and for 90 days after he ceases to be a director of Arch, or one year if cessation as a director is due to death or permanent and total disability. Unexercised options expire ten years after the date of grant. Options are not transferable or assignable other than upon the death of the optionee or pursuant to a qualified domestic relations order, as defined in the Internal Revenue Code, shares subject to options under the director plan become fully vested upon the death of the optionee or change in control of Arch, as defined in the plan.

   As of March 1, 2002, options to purchase an aggregate of 62,000 shares of common stock were outstanding under the director plan and 2,406 shares had been issued upon option exercises under the director plan. As a result of the bankruptcy filing, all option grants under this plan have been suspended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

   The following table sets forth information with respect to the beneficial ownership of Arch's common stock as of March 1, 2002 by:
   o each person known by Arch to own beneficially more than 5% of the voting power of Arch's outstanding common stock, assuming the conversion of Series C convertible preferred stock into common stock;
   o  each current director of Arch;
   o Arch's chief executive officer and the executive officers listed in the summary compensation table above; and
   o  All current directors and executive officers of Arch as a group.

                                                           Shares       Shares Underlying
                                                        Beneficially         Options            Total
                                                          Owned At      Exercisable Prior   Beneficially
Name                                                    March 1, 2002   to April 30, 2002       Owned       Percentage
----                                                    -------------   -----------------       -----       ----------
Bay Harbour Management, L.C. (1)...................       14,207,385                 --      14,207,385         7.7%
Credit Suisse First Boston (2).....................       11,989,237                 --      11,989,237         6.5%
C. Edward Baker, Jr................................               --            437,095         437,095         *
Lyndon R. Daniels..................................               --            228,085         228,085         *
J. Roy Pottle......................................               --            163,668         163,668         *
Paul H. Kuzia......................................              440            124,471         124,911         *
Patricia A. Gray...................................               --             71,125          71,125         *
R. Schorr Berman(3)................................          655,671             13,667         669,338         *
Gregg R. Daugherty.................................               --              6,000           6,000         *
John H. Gutfreund..................................               --              6,000           6,000         *
John Kornriech(4)..................................        1,999,262              9,000       2,008,262         1.1%
H. Sean Mathis.....................................               --              7,000           7,000         *
Allan L. Rayfield..................................              334             10,000          10,334         *
John B. Saynor.....................................           64,642             58,481         123,123         *
John A. Shane(5)...................................            6,856             13,667          20,523         *
All current directors and executive officers as
   a group (14 persons)............................        2,727,205          1,148,259       3,875,464         2.1%
----------

*  Less than 1%

(1) Includes 13,974,485 shares that may be deemed beneficially owned by Bay Harbour Management L.C. as a result of voting and dispositive power with respect to shares held for the account of private investment funds and managed accounts, 157,900 shares beneficially owned by Steve A. Van Dyke and 75,000 shares beneficially owned by John D. Stout, Tower Investment group, Inc., as the majority stockholder of Bay Harbour Management, L.C. Mr. Van Dyke, as a stockholder and President of Tower Investment Group, Inc. and Mr. Stout, as a stockholder of Tower Investment Group, Inc., may also be deemed to be the beneficial owner of the 13,974,485 shares deemed to be beneficially owned by Bay Harbour Management, L.C. Douglas P. Teitelbaum, a stockholder of Tower Investment Group, Inc., may be deemed to be the beneficial owner of the 13,974,485 shares deemed to be beneficially owned by Bay Harbour Management,L.C. This information is based on Amendment No. 1 to
    Schedule 13G/A filed by Bay Harbour Management, L.C., Tower Investment Group, Inc. and Messrs. Van Dyke, Stout and Teitelbaum with the SEC on March 27, 2001.

(2) Consists of shares held by Credit Suisse First Boston, a Swiss bank, and its subsidiaries, to the extent that they constitute part of the investment banking business of the Credit Suisse First Boston business unit. The ultimate parent company of Credit Suisse First Boston is Credit Suisse Group, a corporation formed under the laws of Switzerland. Credit Suisse Group may be deemed ultimately to control Credit Suisse First Boston and its subsidiaries comprising the Credit Suisse First Boston business unit. Credit Suisse Group, its executive officers and directors, and its direct and indirect subsidiaries (including all of the business units except the Credit Suisse First Boston business unit), may beneficially own additional shares. Due to the separate management and independent operation of its business units, Credit Suisse Group disclaims beneficial ownership of any such additional shares beneficially owned by its direct and indirect subsidiaries, including the Credit Suisse First Boston business unit. The Credit Suisse First Boston business unit disclaims beneficial ownership of any additional shares beneficially owned by Credit Suisse Group and any of Credit Suisse Group's and Credit Suisse First Boston's other business units. This information is based on Amendment No. 2 to Schedule 13G/A filed by Credit Suisse First Boston, on behalf of itself and its subsidiaries, to the extent that they constitute part of the investment banking business of the Credit Suisse First Boston business unit, with the SEC on February 13, 2002.

(3) Includes 649,337 shares held by Memorial Drive Trust, over which Mr. Berman may be deemed to share voting and investment power as administrator and chief executive officer. Mr. Berman disclaims beneficial ownership of such shares held by Memorial Drive Trust.

(4) Includes 1,915,883 shares beneficially owned by Sandler Capital Management over which Mr. Kornreich may be deemed to have voting and investment power as managing director, and 83,379 shares beneficially owned by two limited partnerships, over which Mr. Kornreich may be deemed to have voting and investment power as a general partner. Mr. Kornreich disclaims beneficial ownership of all such shares.

(5) Includes 351 shares owned by Palmer Service corporation, over which Mr. Shane may be deemed to have voting and investment power as president and sole stockholder of Palmer Service Corporation, 159 shares issuable upon conversion of $8,000 principal amount of Arch's 6 3/4% convertible subordinated debentures due 2003 held by Palmer Service Corporation, and 418 shares issuable upon conversion of Arch's 6 3/4% convertible subordinated debentures held by Mr. Shane.

   The address of each person or entity listed in the table is: c/o Arch Wireless, Inc., 1800 West Park Drive, Westborough, Massachusetts 01581, except for:

   o Bay Harbour Management, L.C., 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida, 33602
   o Credit Suisse First Boston, Uetlibergstrasse 231, P.O. Box 900, CH-8070, Zurich, Switzerland

   A subsidiary of Nextel Communications, Inc. is the beneficial owner of 793,219 shares, or 78.2% of the class, of Arch's Series F 12% Redeemable Cumulative Junior Preferred Stock. The remaining shares of Arch's Series F preferred stock are owned by a subsidiary of Arch. The address of Nextel Communications, Inc. is 2001 Edmund Halley Drive, Reston, VA 20191.

CANCELLATION OF EQUITY INTERESTS

   Arch's plan of reorganization provides that all of Arch's outstanding equity interests, including all shares of its common stock, Series C preferred stock and Series F preferred stock, and all options and other rights to acquire equity interests in Arch will be cancelled and extinguished upon the effective date of the plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Arch has made a loan to Mr. Baker bearing interest at 4.99% annually. As of March 1, 2002, principal and accrued interest of $447,796 was outstanding. The plan of reorganization provides for forgiveness of this loan and a $210,000 payment towards applicable taxes, as of the effective date of the plan.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)       Financial Statements

              Consolidated Balance Sheets as of December 31, 2000 and 2001 Consolidated Statements of Operations for Each of the Three Years
                in the Period Ended December 31, 2001
              Consolidated Statements of Stockholders' Equity (Deficit) for Each
                of the Three Years in the Period Ended December 31, 2001
              Consolidated Statements of Cash Flows for Each of the Three Years
                in the Period Ended December 31, 2001
              Notes to Consolidated Financial Statements

(a) (2)       Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts

(b)           Reports on Form 8-K

              The following reports on Form 8-K were filed during the three months ended December 31, 2001:

              Current Report on Form 8-K dated November 9, 2001 (reporting the commencement of an involuntary bankruptcy proceeding against Arch Wireless Communications, Inc.)

              Current Report on Form 8-K dated December 6, 2001 (reporting the voluntary bankruptcy filing by Arch Wireless, Inc. and its domestic subsidiaries)


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

                                       ARCH WIRELESS, INC.

                                       By:   /S/ C. EDWARD BAKER, JR.
                                           ----------------------------------
                                           C. Edward Baker, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer
     March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /S/ C. EDWARD BAKER, JR.       Chairman of the Board and      March 20, 2002
-----------------------------      Chief Executive Officer
   C. Edward Baker, Jr.            (principal executive officer)


    /S/ JOHN B. SAYNOR             Executive Vice President,      March 20, 2002
-----------------------------      Director
   John B. Saynor

    /S/ J. ROY POTTLE              Executive Vice President       March 20, 2002
-----------------------------      and Chief Financial Officer
   J. Roy Pottle                   (principal financial officer and
                                   principal accounting officer)



    /S/ R. SCHORR BERMAN           Director                       March 20, 2002
-----------------------------
   R. Schorr Berman

                                   Director
-----------------------------
   Gregg R. Daugherty

    /S/ JOHN H. GUTFREUND          Director                       March 20, 2002
-----------------------------
   John H. Gutfreund

                                   Director
-----------------------------
   John Kornreich

    /S/ H. SEAN MATHIS             Director                       March 20, 2002
-----------------------------
   H. Sean Mathis

    /S/ ALLAN L. RAYFIELD          Director                       March 20, 2002
-----------------------------
   Allan L. Rayfield

    /S/ JOHN A. SHANE              Director                       March 20, 2002
-----------------------------
   John A. Shane

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
Report of Independent Public Accountants....................................................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001 ...............................................   F-3

Consolidated Statements of Operations for Each of the Three Years in the Period Ended
   December 31, 2001........................................................................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Three Years in
   the Period Ended December 31, 2001.......................................................................   F-5

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended
   December 31, 2001........................................................................................   F-6

Notes to Consolidated Financial Statements..................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Wireless, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Wireless, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Wireless, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on December 6, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instrument and hedging activities in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities".


                                            /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 7, 2002

                               ARCH WIRELESS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                   December 31,
                                                                               2000           2001
                                                                           -----------    -----------
                                   ASSETS
Current assets:
   Cash and cash equivalents ...........................................   $    55,007    $    72,200
   Accounts receivable (less reserves of $62,918 and $41,987 in 2000 and
     2001, respectively) ...............................................       134,396         90,158
   Inventories .........................................................         2,163            939
   Restricted cash .....................................................          --           34,579
   Prepaid expenses and other ..........................................        19,877         46,577
                                                                           -----------    -----------
     Total current assets ..............................................       211,443        244,453
                                                                           -----------    -----------
Property and equipment, at cost:
   Land, buildings and improvements ....................................        36,334         38,254
   Messaging and computer equipment ....................................     1,347,468      1,341,391
   Furniture, fixtures and vehicles ....................................        58,270         58,118
                                                                           -----------    -----------
                                                                             1,442,072      1,437,763
   Less accumulated depreciation and amortization ......................       444,650      1,031,741
                                                                           -----------    -----------
   Property and equipment, net .........................................       997,422        406,022
                                                                           -----------    -----------
Intangible and other assets (less accumulated amortization of $697,446
   and $1,518,461 in 2000 and 2001, respectively) ......................     1,100,744          1,158
                                                                           -----------    -----------
                                                                           $ 2,309,609    $   651,633
                                                                           ===========    ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
    Current liabilities:
       Current maturities of long-term debt ............................   $   177,341    $    67,271
       Accounts payable ................................................        55,282          9,028
       Accrued restructuring charges ...................................        60,424           --
       Accrued expenses ................................................       102,959         66,459
       Accrued interest ................................................        39,140              4
       Customer deposits ...............................................        18,273         10,677
       Deferred revenue ................................................        44,227         43,842
                                                                           -----------    -----------
         Total current liabilities .....................................       497,646        197,281
                                                                           -----------    -----------
    Long-term debt, less current maturities ............................     1,679,219           --
                                                                           -----------    -----------
    Other long-term liabilities ........................................        74,509         14,983
                                                                           -----------    -----------
    Deferred income taxes ..............................................       121,994           --
                                                                           -----------    -----------
Liabilities subject to compromise ......................................          --        2,096,280
                                                                           -----------    -----------
Commitments and contingencies
Redeemable preferred stock .............................................        30,505           --
                                                                           -----------    -----------
Stockholders' equity (deficit):
   Common stock--$.01 par value, authorized 320,000,000 shares, issued and outstanding: 161,536,656 and 182,434,590 shares in 2000 and
     2001, respectively ................................................         1,615          1,824
   Class B common stock--$.01 par value, authorized 10,000,000 shares;
     issued and outstanding: 1,991,945 and no shares in 2000 and 2001,
     respectively ......................................................            20           --
   Additional paid-in capital ..........................................     1,095,779      1,107,233
   Accumulated other comprehensive income ..............................           (82)         1,991
   Accumulated deficit .................................................    (1,191,596)    (2,767,959)
                                                                           -----------    -----------
     Total stockholders' equity (deficit) ..............................       (94,264)    (1,656,911)
                                                                           -----------    -----------
                                                                           $ 2,309,609    $   651,633
                                                                           ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                       Years Ended December 31,
                                                                1999             2000             2001
                                                                ----             ----             ----
Revenues ..............................................   $     641,824    $     851,082    $   1,163,514
Cost of products sold .................................         (34,954)         (35,861)         (42,301)
                                                          -------------    -------------    -------------
                                                                606,870          815,221        1,121,213
                                                          -------------    -------------    -------------
Operating expenses:
   Service, rental and maintenance ....................         132,400          182,993          306,256
   Selling ............................................          84,249          107,208          138,341
   General and administrative .........................         180,726          263,901          388,979
   Depreciation and amortization ......................         309,434          500,831        1,584,482
   Other operating expenses ...........................          (2,200)           5,425          162,817
                                                          -------------    -------------    -------------
     Total operating expenses .........................         704,609        1,060,358        2,580,875
                                                          -------------    -------------    -------------
Operating income (loss) ...............................         (97,739)        (245,137)      (1,459,662)
Interest expense ......................................        (144,924)        (167,621)        (230,318)
Interest income .......................................           1,896            1,451            3,371
Other expense .........................................         (45,221)          (3,082)         (31,923)
Equity in loss of affiliate ...........................          (3,200)            --               --
                                                          -------------    -------------    -------------
Income (loss) before income tax benefit, extraordinary
   items and cumulative effect of changes in
   accounting principle ...............................        (289,188)        (414,389)      (1,718,532)
Benefit from income taxes .............................            --             46,006          121,994
                                                          -------------    -------------    -------------
Income (loss) before extraordinary items and
   cumulative effect of changes in accounting principle        (289,188)        (368,383)      (1,596,538)
Extraordinary gain (loss) from early extinguishment of
   debt ...............................................           6,963           58,603           34,229
Cumulative effect of changes in accounting principle ..          (3,361)            --             (6,794)
                                                          -------------    -------------    -------------
Net income (loss) .....................................        (285,586)        (309,780)      (1,569,103)
Accretion of redeemable preferred stock ...............            --             (4,223)            --
Preferred stock dividend ..............................          (2,146)          (2,329)          (7,260)
                                                          -------------    -------------    -------------
Net income (loss) applicable to common stockholders ...   $    (287,732)   $    (316,332)   $  (1,576,363)
                                                          =============    =============    =============
Basic/diluted income (loss) per common share before
   extraordinary item and cumulative effect of changes
   in accounting principle ............................   $       (9.21)   $       (4.86)   $       (8.98)
Extraordinary gain (loss) from early extinguishment of
   debt per basic/diluted common share ................            0.22             0.76             0.19
Cumulative effect of changes in accounting principle
   per basic/diluted common share .....................           (0.11)            --              (0.04)
                                                          -------------    -------------    -------------
Basic/diluted net income (loss) per common share ......   $       (9.10)   $       (4.10)   $       (8.83)
                                                          =============    =============    =============
Basic/diluted weighted average number of common shares
   outstanding ........................................      31,603,410       77,122,659      178,424,997
                                                          =============    =============    =============


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

                               ARCH WIRELESS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                                                                          Accumulated                    Total
                                                      Class B  Additional     Other                  Stockholders'
                                              Common  Common    Paid-in   Comprehensive  Accumulated    Equity
                                              Stock    Stock    Capital      Income        Deficit     (Deficit)
                                              -----    -----    -------      ------        -------    -----------
Balance, December 31, 1998...............    $    71 $    --  $  352,191  $        --   $  (591,755) $  (239,493)
   Net loss..............................         --      --          --           --      (285,586)    (285,586)
   Issuance of 30,847,004 shares of
     common stock and 5,360,261 of Class
     B common stock in rights offering...        308      54     216,881           --            --      217,243
   Issuance of 4,781,656 shares of
     common stock to acquire company.....         48      --      20,035           --            --       20,083
   Shares to be issued in connection
     with the Benbow settlement..........         --      --      22,836           --            --       22,836
   Issuance of 3,136,665 shares of
     common stock in exchange for debt...         31      --      21,106           --            --       21,137
   Issuance of 34,217 shares of common
     stock under Arch's employee stock
     purchase plan.......................         --      --         191           --            --          191
   Conversion of Class B common stock
     into common stock...................         14     (14)         --           --            --           --
   Preferred stock dividend..............         --      --          --           --        (2,146)      (2,146)
                                             ------- -------  ----------  -----------   -----------  -----------
Balance, December 31, 1999...............        472      40     633,240           --      (879,487)    (245,735)
   Net loss..............................         --      --          --           --      (309,780)    (309,780)
   Foreign currency translation
     adjustments.........................         --      --          --          (82)           --          (82)
                                                                                                     -----------
     Total comprehensive loss............                                                               (309,862)
   Issuance of 89,896,907 shares of
     common stock to acquire company.....        899      --     262,499           --            --      263,398
   Issuance of 12,468,632 shares of
     common stock in exchange for debt...        125      --     156,851           --            --      156,976
   Issuance of 6,613,180 shares of
     common stock in exchange for
     redeemable preferred stock..........         66      --      46,849           --            --       46,915
   Issuance of 2,856,721 shares of
     common stock in connection with the
     Benbow settlement...................         28      --         (28)          --            --           --
   Issuance of 459,133 shares of common
     stock under Arch's employee stock
     purchase plan.......................          5      --         570           --            --          575
   Exercise of Warrants to purchase
     2,364 shares of common stock........         --      --          21           --            --           21
   Conversion of Class B common stock
     into common stock...................         20     (20)         --           --            --           --
   Preferred stock accretion.............         --      --      (4,223)          --            --       (4,223)
   Preferred stock dividend..............         --      --          --           --        (2,329)      (2,329)
                                             ------- -------  ----------  -----------   -----------  -----------
Balance, December 31, 2000...............      1,615      20   1,095,779          (82)   (1,191,596)     (94,264)
   Net loss..............................         --      --          --           --    (1,569,103)  (1,569,103)
   Foreign currency translation
     adjustments.........................         --      --          --        2,073            --        2,073
                                                                                                     -----------
     Total comprehensive loss............                                                             (1,567,030)
   Issuance of 18,905,989 shares of
     common stock in exchange for debt...        189      --      11,454           --            --       11,643
   Conversion of Class B common stock
     into common stock...................         20     (20)         --           --            --           --
   Preferred stock dividend..............         --      --          --           --        (7,260)      (7,260)
                                             ------- -------  ----------  -----------   -----------  -----------
Balance, December 31, 2001...............    $ 1,824 $    --  $1,107,233  $     1,991   $(2,767,959) $(1,656,911)
                                             ======= =======  ==========  ===========   ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Years Ended December 31,
                                                                  1999           2000           2001
                                                                  ----           ----           ----
Cash flows from operating activities:
   Net income (loss) ....................................   $  (285,586)   $  (309,780)   $(1,569,103)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization ......................       309,434        500,831      1,584,482
     Non-cash reorganization costs ......................          --             --          145,584
     Deferred income tax benefit ........................          --          (46,006)      (121,994)
     Extraordinary loss (gain) from early extinguishment         (6,963)       (58,603)       (34,229)
        of debt
     Cumulative effect of accounting change .............         3,361           --            6,794
     Equity in loss of affiliate ........................         3,200           --             --
     Accretion of discount on long-term debt ............        41,566         28,277         37,202
     Other non-cash interest expense ....................         2,904          2,361          6,936
     Gain on tower site sale ............................        (1,871)        (1,983)        (3,120)
     Write-off of note receivable .......................          --             --            7,500
     Write-off of N-PCS investments .....................        37,498           --             --
     Loss on sale of FCC licenses .......................          --             --            2,435
     Accounts receivable loss provision .................        15,265         33,015         56,913
     Changes in assets and liabilities, net of effect
        from acquisitions of companies:
        Accounts receivable .............................       (18,369)       (41,129)       (12,777)
        Inventories .....................................         1,728          7,381          1,211
        Prepaid expenses and other ......................         7,000          6,944        (26,088)
        Accounts payable and accrued expenses ...........        (2,986)       (74,550)       (27,266)
        Customer deposits and deferred revenue ..........        (7,554)        (8,495)        (7,925)
        Other long-term liabilities .....................           909         (5,938)           816
                                                            -----------    -----------    -----------
Net cash provided by operating activities ...............        99,536         32,325         47,371
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment, net .............       (95,208)      (127,833)      (105,993)
   Additions to intangible and other assets .............       (18,443)       (12,452)        (3,492)
   Sale of FCC licenses .................................          --             --          175,000
   Net proceeds from tower site sale ....................         3,046           --             --
   Acquisition of companies, net of cash acquired .......      (516,561)        47,785            104
                                                            -----------    -----------    -----------
Net cash (used for) provided by investing activities ....      (627,166)       (92,500)        65,619
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Issuance of long-term debt ...........................       473,783        174,960          7,910
   Repayment of long-term debt ..........................      (162,059)       (63,560)      (178,111)
   Net proceeds from sale of preferred stock ............          --             --           75,000
   Net proceeds from sale of common stock ...............       217,434            596           --
                                                            -----------    -----------    -----------
Net cash provided by (used in) financing activities .....       529,158        111,996        (95,201)
                                                            -----------    -----------    -----------
Effect of exchange rate changes on cash .................          --               25           (596)
                                                            -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents ....         1,528         51,846         17,193
Cash and cash equivalents, beginning of period ..........         1,633          3,161         55,007
                                                            -----------    -----------    -----------
Cash and cash equivalents, end of period ................   $     3,161    $    55,007    $    72,200
                                                            ===========    ===========    ===========

Supplemental disclosure:
   Interest paid ........................................   $    91,151    $   128,155    $   115,773
                                                            ===========    ===========    ===========
   Reorganization expenses paid .........................   $      --      $      --      $     8,336
                                                            ===========    ===========    ===========
   Issuance of common stock for acquisitions of companies   $    20,083    $   263,398    $      --
                                                            ===========    ===========    ===========
   Liabilities assumed in acquisitions of companies .....   $   134,429    $ 1,059,431    $      --
                                                            ===========    ===========    ===========
   Issuance of common stock for debt ....................   $    21,137    $   156,976    $    11,643
                                                            ===========    ===========    ===========
   Issuance of preferred stock for debt .................   $      --      $      --      $     6,936
                                                            ===========    ===========    ===========
   Issuance of common stock for redeemable preferred
        stock ...........................................   $      --      $    46,915    $      --
                                                            ===========    ===========    ===========
   Conversion of Class B common stock into common stock .   $        14    $        20    $        20
                                                            ===========    ===========    ===========
   Preferred stock dividend .............................   $     2,146    $     2,329    $     7,260
                                                            ===========    ===========    ===========
   Accretion of redeemable preferred stock ..............   $      --      $     4,223    $      --
                                                            ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

   Organization--Arch Wireless, Inc. ("Arch" or the "Company") is a leading provider of wireless messaging and information services in the United States. Currently, Arch primarily provides traditional messaging services, which enable subscribers to receive messages on their messaging devices composed entirely of numbers, such as a phone number, or on some messaging devices, numbers and letters, which enable subscribers to receive text messages. Arch also markets and sells advanced wireless messaging services that enable subscribers to send and receive wireless email messages to other wireless messaging devices (including pagers and personal digital assistants or PDAs) and to personal computers. Arch also offers wireless information services, such as stock quotes, news, voice mail, personalized greeting, message storage and retrieval, equipment loss protection and equipment maintenance to both traditional and advanced messaging customers. These services are commonly referred to as wireless messaging and information services.

   Risks and Other Important Factors--Arch sustained net losses of $285.6 million, $309.8 million and $1.6 billion for the years ended December 31, 1999, 2000 and 2001, respectively. Arch's loss from operations for the year ended December 31, 2001 was $1.5 billion which includes an impairment charge of $976.2 million on certain long-lived assets (see Note 4) and reorganization costs of $154.9 million associated with Arch's filings for protection under chapter 11 of the U.S. Bankruptcy Code (see Note 2). In addition, at December 31, 2001, Arch had an accumulated deficit of approximately $2.8 billion. The impairment charge will result in lower depreciation and amortization expenses in future periods. Arch cannot predict whether or when its operations will become profitable.

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

   Bankruptcy-Related Financial Reporting--These financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Substantially all of the Company's pre-petition debt is now in default. The accompanying Consolidated Financial Statements present Arch's pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt under the pre-petition credit facility and senior notes, preferred stock and other liabilities. As required by SOP 90-7, the Company has recorded the pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Company accelerated the accretion of its debt discounts and recorded an expense of approximately $133.8 million during December 2001, which is included in other operating expenses in the Consolidated Statement of Operations. Other operating expenses also includes the write off of $11.8 million of deferred financing costs and $9.3 million of professional fees and other expenses directly related to the bankruptcy filing.

   Arch has prepared the consolidated financial statements on a going-concern basis of accounting. This basis of accounting contemplates continuity of operations, realization of assets and liquidation of liabilities (with the exception of pre-petition liabilities as described above) in the normal course of business. Arch believes this is the appropriate basis of accounting as management anticipates successful completion of the chapter 11 reorganization. Upon successful completion and subsequent emergence from chapter 11, Arch will restate its assets and liabilities, in accordance with SOP 90-7, on the fresh-start basis of accounting which requires recording the assets on a fair value basis similar to those required by SFAS No. 141 "Business Combinations." If operating, market or other conditions were to change significantly and the proposed reorganization was not successful, it is possible that Arch's financial statements would be required to be presented on a liquidation basis of accounting. This basis of accounting would result in the carrying value of assets being restated to estimated forced liquidation proceeds, which could be significantly different than the current carrying value of the long-lived assets.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Arch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, revenue recognition and certain accrued liabilities. Arch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Impairment of Long-Lived Assets--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Arch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Arch must project estimated enterprise-level cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity rates and workforce productivity ratios. Management develops these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends. The aggregate undiscounted cash flows are compared to the assets' current book value. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows. Arch recorded an impairment charge of $976.2 million in the second quarter of 2001 (see Note 4).

   Revenue Recognition--Arch's revenue consists primarily of service, lease and maintenance revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices directly to customers, resellers and third-party retail stores. Arch recognizes revenue over the period the service is performed. On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Arch believes, relative to sales of one-way messaging equipment, that all of these conditions are met and since the services are deemed not to be essential to the sale of the equipment, product revenue is recognized at the time of shipment.

   Arch bundles the sale of two-way messaging equipment with the related service and since, currently the sale of the service is essential to the functionality of the device, Arch does not separately account for the sale of the device and the service. Revenue and the related cost of sales are recognized over the expected customer relationship, which is estimated to be two years. If the assumed length of the customer relationship differed significantly or technology advances resulted in the service being deemed not to be essential to the sale of the device; the timing of revenue and expense amortization and the carrying value of the related deferred revenue and cost could be materially affected.

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

   Property and Equipment--Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

                                                                    Estimated
   Asset Classification                                            Useful Life
   --------------------                                            -----------
   Buildings and improvements.................................       20 Years
   Leasehold improvements.....................................      Lease Term
   Messaging devices..........................................       2 Years
   Messaging and computer equipment...........................      3-8 Years
   Furniture and fixtures.....................................       5 Years
   Vehicles...................................................       3 Years

Depreciation and amortization expense related to property and equipment totaled $144.9 million, $211.8 million and $696.8 million (including $447.4 million of the impairment charge -- see Note 4) for the years ended December 31, 1999, 2000 and 2001, respectively.

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

   On July 1, 2001, Arch revised the estimated depreciable life of certain of its messaging and computer equipment from eight to five years. This change in useful life resulted from Arch's expectations regarding future usage periods for this equipment considering current and future technological advances. As a result of this change, depreciation expense increased approximately $12.4 million in the second half of 2001.

   Fair Value of Financial Instruments--Arch's financial instruments, as defined under SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash, restricted cash and debt financing. The fair value of cash and restricted cash is equal to the carrying value at December 31, 2000 and 2001. The fair value of the debt is included in Note 5.

   Derivative Instruments and Hedging Activities-- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. Arch has not designated any of the outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments during 2001 of approximately $15.0 million have been recognized in other expense. All of Arch's derivative instruments were terminated during 2001.

   Basic/Diluted Net Income (Loss) Per Common Share--Basic net income (loss) per common share is based on the weighted average number of common shares outstanding. Shares of stock issuable pursuant to stock options and warrants and upon conversion of the subordinated debentures or the Series C Preferred Stock have not been considered, as their effect would be anti-dilutive and thus diluted net income (loss) per common share is the same as basic net income
(loss) per common share. The following dilutive effect of potential common shares was excluded from the calculation of dilutive weighted average shares outstanding (in thousands):

                                                  Years Ended December 31,
                                              1999          2000          2001
                                              ----          ----          ----
   Options and warrants..............        18,491        24,601         6,166
   Series C preferred stock..........         1,720         1,862         2,005
   Convertible debt..................            89            19            19

   New Accounting Pronouncements--In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Arch adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. Arch did not have any goodwill on its balance sheet as of January 1, 2002 and therefore the adoption of SFAS No. 142 will have no impact on Arch's results of operations or financial condition.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of this standard is required no later than the first quarter of 2002. Arch is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial statements.


2. Petition for Relief Under Chapter 11

   Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. ("AWCI"), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of Arch's other wholly-owned, domestic subsidiaries, including

Arch Wireless Holdings, Inc. ("AWHI"), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. Arch and its domestic subsidiaries (collectively, the "Debtors") are operating their businesses and managing their property as debtors-in-possession under the Bankruptcy Code.

   Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business and to reorganize its business for the benefit of its creditors and stockholders. In addition to permitting the rehabilitation of the Debtor, another goal of chapter 11 is to promote equality of treatment of creditors and equity security holders of equal rank with respect to the restructuring of debt. In furtherance of these two goals, upon the filing of a petition for reorganization under chapter 11, the Bankruptcy Code generally provides for an automatic stay of substantially all acts and proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under chapter 11. In addition, the debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damage claims as permitted by the Bankruptcy Code.

   An official committee of unsecured creditors and a special subcommittee have been appointed in the chapter 11 cases and, in accordance with provisions of the Bankruptcy Code. The official committee will have the right to be heard on all matters that come before the bankruptcy court and the subcommittee will have the right to be heard with respect to matters in which its interests diverge from those of the official committee. In addition to the official committee and subcommittee, a steering committee of Arch's secured bank lenders are represented in the chapter 11 cases as is an informal committee of secured note holders representing the interests of the USAM noteholders.

   Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. Confirmation of a plan requires, among other things, the affirmative vote of creditors holding at least two-thirds in total dollar amount and more than one-half in number of the allowed claims in each impaired class of claims that vote on the plan, and two-thirds in amount of equity interests in each impaired class of interests that vote on the plan. Section 1129(b) of the Bankruptcy Code, commonly referred to as the "cramdown" provision, permits confirmation of a plan of reorganization over the objection of one or more impaired classes under certain circumstances. Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor or equity security holder of the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the effective date of the plan and substitutes the obligations specified under the confirmed plan.

   The Debtors filed a plan of reorganization with the Bankruptcy Court on January 15, 2002. The plan provides for separate classes of claims and interests for creditors and equity holders of each of the Debtors. The plan proposes that the holders of AWCI's 9 1/2% Senior Notes due 2004 and AWCI's 14% Senior Notes due 2004 and the lenders under AWHI's credit agreement (collectively, the "Secured Creditors") will receive in the aggregate (1) $200 million of new 10% Senior Secured Notes due 2007 to be issued by AWHI; (2) $100 million of new 12% Senior Subordinated Secured Notes due 2009 to be issued by AWHI; (3) 15,133,098 shares of new common stock to be issued by Arch; and (4) 100% of the cash available for distribution as detailed below. The unsecured creditors of AWHI, including the deficiency claims of secured creditors, and its subsidiaries will receive in the aggregate 3,600,000 shares of new common stock to be issued by Arch. Unsecured creditors of Arch and its subsidiaries other than AWCI and AWHI and its subsidiaries will receive no distribution. The unsecured creditors of AWCI, including the deficiency claims of the secured creditors, will receive a pro rata share of 66,902 shares of new common stock to be issued by Arch. Holders of common and preferred equity interests will receive no distributions under the plan and all equity interests in Arch will be cancelled. The new common stock to be issued to the secured and unsecured creditors will constitute 100% of the outstanding common stock on the effective date of the plan of reorganization. Additionally, on the effective date of the plan of reorganization, Arch will adopt a management stock plan that will make six percent of the new common stock to be issued pursuant to the plan on a fully diluted basis available for award to certain members of Arch's continuing management. The cash available for distribution to the Secured Creditors is an amount of cash equal to the amount by which the Debtors' cash plus the amount of availability under a revolving line of credit, if any, exceeds $45 million less administrative expense claims reasonably expected to be payable for services provided and fees earned through the closing of the transactions contemplated by the plan of reorganization.

   The accompanying Consolidated Financial Statements have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Substantially all of the Company's pre-petition debt is now in default. As described below, the accompanying

Consolidated Financial Statements present the Debtor's pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt under the pre-petition credit facility and senior notes. As required by SOP 90-7, the Company has recorded the Debtor's pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Company accelerated the accretion of its debt discounts and recorded an expense of approximately $133.8 million during December 2001, which is included in other operating expenses in the Consolidated Statement of Operations. Other operating expenses also includes the write off of $11.8 million of deferred financing costs and $9.3 million of professional fees and other expenses directly related to the bankruptcy filing.

   As reflected in the Consolidated Financial Statements, "Liabilities subject to compromise" refer to Debtors' liabilities incurred prior to the commencement of the chapter 11 cases. The amounts of the various liabilities that are subject to compromise are set forth below following the Debtor-In-Possession financial statements. These amounts represent Arch's estimate of known or potential pre-petition claims to be resolved in connection with the chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the bankruptcy court; (3) rejection of executory contracts and unexpired leases; (4) proofs of claims; or (5) other events. Payment terms for these amounts will be established in connection with the chapter 11 cases. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

   The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims. These amounts are included in the liabilities not subject to compromise section of the Consolidated Balance Sheet at December 31, 2001 to the extent they had not been paid.

   Contractual interest expense not accrued or recorded on pre-petition debt totaled $13.0 million for 2001.

   At December 31, 2001, The Company had $72 million of cash. In addition, in connection with the chapter 11 filing, the Debtors obtained a $50 million debtor-in-possession credit facility from a group of lenders led by Toronto Dominion (Texas), Inc. (the "DIP financing"). The company believes, based on information presently available to it, that cash available from operations and the DIP financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-debtor subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependant upon, among other things, (1) the Company's ability to comply with the terms of the DIP financing and any cash collateral order entered by the bankruptcy court in connection with the chapter 11 cases,
(2) the ability of the Company to maintain adequate cash on hand, (3) the ability of the Company to generate cash from operations and (4) confirmation of a plan of reorganization under the Bankruptcy Code.

     The condensed financial statements of the Debtors are presented as follows:

                               ARCH WIRELESS, INC.
                       DEBTOR-IN-POSSESSION BALANCE SHEET
                                December 31, 2001
                                 (in thousands)

                                     ASSETS
  Current assets:
     Cash and cash equivalents ................................   $    70,131
     Accounts receivable, net .................................        88,557
     Inventories ..............................................           820
     Restricted cash ..........................................        34,579
     Prepaid expenses and other ...............................        47,179
                                                                  -----------
        Total current assets ..................................       241,266
                                                                  -----------
  Property and equipment, at cost .............................     1,421,318
  Less accumulated depreciation and amortization ..............     1,028,653
                                                                  -----------
  Property and equipment, net .................................       392,665
                                                                  -----------
  Intangible and other assets, net ............................         7,054
                                                                  -----------
                                                                  $   640,985
                                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Liabilities not subject to compromise:
     Current liabilities:
        Accounts payable ......................................   $     8,718
        Accrued expenses and other liabilities ................       118,487
                                                                  -----------
     Total current liabilities ................................       127,205
                                                                  -----------
     Other long-term liabilities ..............................        15,298
                                                                  -----------
  Liabilities subject to compromise ...........................     2,096,280
                                                                  -----------
  Stockholders' equity (deficit):
     Common stock--$.01 par value .............................         1,824
     Additional paid-in capital ...............................     1,107,233
     Accumulated deficit ......................................    (2,706,855)
                                                                  -----------
        Total stockholders' equity (deficit) ..................    (1,597,798)
                                                                  -----------
                                                                  $   640,985
                                                                  ===========

                               ARCH WIRELESS, INC.
                  DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001
                                 (in thousands)
 Revenues .....................................................   $ 1,143,879
 Cost of products sold ........................................       (40,932)
                                                                  -----------
                                                                    1,102,947
 Operating expenses:
    Service, rental and maintenance ...........................       301,306
    Selling ...................................................       135,476
    General and administrative ................................       381,212
    Depreciation and amortization .............................     1,537,789
    Other operating expenses ..................................       162,817
                                                                  -----------
       Total operating expenses ...............................     2,518,600
                                                                  -----------
 Operating income (loss) ......................................    (1,415,653)
 Interest expense, net ........................................      (215,574)
 Other expense ................................................       (29,668)
                                                                  -----------
 Income (loss) before income tax benefit, extraordinary
    items and accounting change ...............................    (1,660,895)
 Benefit from income taxes ....................................       121,994
                                                                  -----------
 Income (loss) before extraordinary items and accounting change    (1,538,901)
 Extraordinary gain (loss) from early extinguishment of debt ..        34,229
 Cumulative effect of accounting change .......................        (6,794)
                                                                  -----------
 Net income (loss) ............................................   $(1,511,466)
                                                                  ===========


                               ARCH WIRELESS, INC.
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2001
                                 (in thousands)
       Net cash provided by operating activities ..........   $  47,418
                                                              ---------

       Cash flows from investing activities:
          Additions to property and equipment, net ........    (102,243)
          Additions to intangible and other assets ........      (3,101)
          Sale of FCC licenses ............................     177,150
          Acquisition of companies, net of cash acquired ..         104
                                                              ---------
       Net cash provided by investing activities ..........      71,910
                                                              ---------

       Cash flows from financing activities:
          Repayment of long-term debt .....................    (178,111)
          Net proceeds from sale of preferred stock .......      75,000
                                                              ---------
       Net cash used in financing activities ..............    (103,111)
                                                              ---------

       Net (decrease) increase in cash and cash equivalents      16,217
       Cash and cash equivalents, beginning of period .....      53,914
                                                              ---------
       Cash and cash equivalents, end of period ...........   $  70,131
                                                              =========

       Supplemental disclosure:
       Interest paid ......................................   $ 111,238
                                                              =========
       Reorganization expenses paid .......................   $   8,336
                                                              =========
       Issuance of common stock for debt ..................   $  11,643
                                                              =========
       Issuance of preferred stock for debt ...............   $   6,936
                                                              =========
       Preferred stock dividend ...........................   $   7,260
                                                              =========


   The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31, 2001(in thousands):

       Accounts payable....................................   $   21,790
       Accrued restructuring...............................       17,496
       Accrued expenses....................................       45,664
       Accrued interest....................................      109,523
       Debt................................................    1,735,689
       Other long-term liabilities.........................       46,418
       Series C and series F redeemable preferred stock....      119,700
                                                              ----------
       Total liabilities subject to compromise.............   $2,096,280
                                                              ==========


3. Acquisitions

   On June 3, 1999 Arch completed its acquisition of MobileMedia Communications, Inc. for $671.1 million, consisting of cash paid of $516.6 million, including direct transaction costs, 4,781,656 shares of Arch common stock valued at $20.1 million and the assumption of liabilities of $134.4 million. The cash payments were financed through the issuance of approximately 36.2 million shares of Arch common stock (including approximately 5.4 million shares of Arch Class B common stock) in a rights offering for $6.00 per share, the issuance of $147.0 million principal amount of 13 3/4% senior notes due 2008 (see Note 5) and additional borrowings under the Company's credit facility.

   The acquisition was accounted for as a purchase and the results of MobileMedia's operations have been included in the consolidated financial statements from the date of acquisition.

   The liabilities assumed in the MobileMedia transaction, referred to above, include an unfavorable lease accrual related to MobileMedia's rentals on communications towers, which were in excess of market rental rates. This accrual amounted to approximately $52.9 million (see Note 10). Concurrent with the consummation of the MobileMedia acquisition, Arch developed a plan to integrate the operations of MobileMedia. The liabilities assumed, referred to above, includes a $14.5 million restructuring accrual to cover the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note 11).

   On November 10, 2000, Arch completed its acquisition of Paging Network, Inc. ("PageNet") for $1.35 billion consisting of 89,896,907 shares of Arch common stock valued at $263.4 million, the assumption of liabilities of $1.06 billion, including a deferred tax liability of $168.0 million arising in purchase accounting, and $27.6 million of transaction costs. In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Arch's common stock.

   The acquisition was accounted for as a purchase, and the results of PageNet's operations have been included in the consolidated financial statements from the date of acquisition. The purchase price for these acquisitions was allocated based on the fair values of assets acquired and liabilities assumed.

   Concurrent with the consummation of the PageNet acquisition, Arch management developed a plan to integrate the operations of PageNet. The liabilities assumed in the PageNet transaction, referred to above, include a $76.0 million restructuring accrual related to the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note
11).

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

                                                     Year Ended     Year Ended
                                                     December 31,   December 31,
                                                        1999            2000
                                                     -----------    ------------
                                                    (unaudited and in thousands
                                                   except for per share amounts)
   Revenues......................................... $1,803,519     $1,475,828
   Income (loss) before extraordinary item..........   (429,994)      (499,006)
   Net income (loss)................................   (433,355)      (440,403)
   Basic/diluted net income (loss) per common share.      (2.55)         (2.90)


4. Intangible and Other Assets

   Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                               December 31,
                                                            2000         2001
                                                            ----         ----

 Purchased Federal Communications Commission licenses   $  451,431   $       28
 Purchased subscriber lists .........................      412,015         --
 Goodwill ...........................................      163,027         --
 Restricted cash ....................................       35,280         --
 Deferred financing costs ...........................       24,905          894
 Other ..............................................       14,086          236
                                                        ----------   ----------
                                                        $1,100,744   $    1,158
                                                        ==========   ==========

   Amortization expense related to intangible and other assets totaled $164.6 million, $289.1 million and $887.7 million (including $528.7 million of the impairment charge) for the years ended December 31, 1999, 2000 and 2001, respectively.

   In 2000, other assets consist of a note receivable from Vast Solutions, Inc., contract rights, organizational and Federal Communications Commission application and development costs which were amortized using the straight-line method over their estimated useful lives, not exceeding ten years.

   N-PCS Investments--In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc., Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. Benbow held exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband PCS license in each of the five regions of the United States. Arch's investment in Benbow was accounted for under the equity method whereby Arch's share of Benbow's losses, since the acquisition date of Westlink, were recognized in Arch's accompanying consolidated statements of operations under the caption equity in loss of affiliate.

   Benbow does not have any meaningful business operations and is unlikely to retain its narrowband PCS licenses. Therefore, Arch wrote off substantially all of its investment in Benbow in the amount of $8.2 million in June 1999. Arch accrued the payment to the controlling stockholder of $3.8 million and legal and other expenses of approximately $1.0 million, which are included in accrued expenses. In addition, Arch guaranteed Benbow's obligations in conjunction with Benbow's June 1998 purchase of the stock of PageCall. Since Benbow was unable to meet these obligations and Arch was required to settle the obligation in its stock, Arch recorded the issuance of $22.8 million of its common stock in additional paid-in capital and as a charge to operations in June 1999, to satisfy the obligation. In April 2000, Arch issued the stock to the shareholders of PageCall, Inc.

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

   Included in purchased Federal Communications Commissions licenses at December 31, 2000 was $175.0 million of 900 MHz SMR (Specialized Mobile Radio) licenses. In January 2001, Arch agreed to sell its SMR licenses to Nextel Communications, Inc. Nextel acquired the SMR licenses for an aggregate purchase price of $175 million and invested approximately $75 million in a new equity issue, Arch series F 12% redeemable cumulative junior preferred stock. The transaction was completed in two stages. In February 2001, Nextel advanced $250 million in the form of a secured loan in the principal amount of $175 million and an unsecured loan in the principal amount of $75 million to a newly created, stand-alone Arch subsidiary that held the SMR licenses pending FCC regulatory approval of their transfer. The new Arch subsidiary was not permitted to engage in any business other than ownership and maintenance of the SMR licenses and did not have any liability or obligation with respect to any of the debt obligations of Arch or its subsidiaries. In May 2001, upon transfer of the SMR licenses to Nextel, the principal amount of the secured loan was offset against the $175.0 million aggregate purchase price for the SMR licenses, and the principal amount of the unsecured loan was exchanged for shares of series F preferred stock. Accrued interest on the secured and unsecured loans was also paid in series F preferred stock.

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

                                                                   Book Value at
                                                                    December 31,    Estimated
   Intangible Asset Classification                                     2000        Useful Life
   -------------------------------                                     ----        -----------
   Purchased Federal Communications Commission licenses......      $    276,420     24 Months
   Purchased subscriber lists................................           137,426     12 Months
   Goodwill..................................................           163,027     12 Months

   These changes resulted in additional amortization expense in 2000 of $103.5 million.

   Impairment of Property and Equipment and Intangible Assets--In July 2001, Arch developed preliminary projections in order to assess the carrying value of its long-lived assets. These projections were management's best estimate, at the time, of future results based on lower than expected operating results for the quarter ended June 30, 2001 and potential yearend liquidity constraints that could arise. The aggregate undiscounted cash flows from these projections was compared to the carrying value of the long-lived assets. Since the carrying value exceeded the aggregate undiscounted cash flows, fair value of the assets was determined based on a discounted cash flow analysis. As a result, Arch recorded an impairment charge of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the statement of operations, and reduced the carrying value of certain one-way messaging equipment, computer equipment and intangible assets.


5. Debt

   Debt consisted of the following (in thousands):

                                                                 December 31,
                                        ---------------------------------------------------------
                                                        2000                       2001
                                                        ----                       ----
                                           Carrying Value  Fair Value  Carrying Value  Fair Value
                                           --------------  ----------  --------------  ----------
   Canadian Bank Debt...................... $     63,355    $  63,355   $     67,271    $  67,271
   Less--Current maturities................           --                      67,271
                                            ------------                ------------
   Long-term debt.......................... $     63,355                $         --
                                            ============                ============

     Debt subject to compromise consisted of the following (in thousands):

                                                                 December 31,
                                        ---------------------------------------------------------
                                                        2000                       2001
                                                        ----                       ----
                                           Carrying Value  Fair Value  Carrying Value  Fair Value
                                           --------------  ----------  --------------  ----------
   Senior Bank Debt........................ $  1,135,113   $1,070,757   $  1,119,609   $  167,941
   10 7/8% Senior Discount Notes due 2008..      160,272       40,068        113,141           --
   9 1/2% Senior Notes due 2004............      125,000       85,000        125,000          625
   14% Senior Notes due 2004...............      100,000       75,000        100,000          500
   12 3/4% Senior Notes due 2007...........      128,168       46,140        130,000          650
   13 3/4% Senior Notes due 2008...........      141,167       50,820        147,000          735
   Other...................................        3,485        2,539            939           --
                                            ------------                ------------
   Long-term debt subject to compromise.... $  1,793,205                $  1,735,689
                                            ============                ============

   Due to the bankruptcy filing (see Note 2), pre-petition long-term debt of the Debtors has been reclassified to the caption Liabilities subject to compromise in the above table and on the Consolidated Balance Sheet. Amounts listed in 2000 "Debt subject to compromise" were reclassified for comparison purposes in the above table. These instruments did not become subject to compromise until December 6, 2001.

   Arch's debt financing primarily consists of senior bank debt and fixed rate senior notes. Arch's senior bank debt trades and is quoted regularly, therefore the fair value at December 31, 2000 and 2001 was determined with reference to market quotes. Arch considers the fair value of the Canadian bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest and are not known to be quoted and /or traded. Arch's fixed rate senior notes are traded publicly. The fair values of the fixed rate senior notes were based on current market quotes as of December 31, 2000 and 2001.

   DIP Credit Agreement--In connection with the bankruptcy filing, Arch obtained a $50 million debtor-in-possession credit facility from a group of lenders led by Toronto Dominion (Texas), Inc. which expires the earlier of December 5, 2002 or the effective date of a confirmed plan of reorganization. Arch's availability under this facility is the lesser of $50 million or a calculated borrowing base, which is derived based on eligible accounts receivable, as defined in the agreement. Availability at December 31, 2001 was approximately $30 million. The interest rate is LIBOR plus 3.25% or the bank's base rate plus 2.25%, if outstanding borrowings are less than $25 million. If outstanding borrowings are greater than $25 million, the interest rate is LIBOR plus 4% or the bank's base rate plus 3%. The applicable interest rate at December 31, 2001 was 5.13%. The facility has a commitment fee of 0.5% per annum on unused portions, payable monthly and a quarterly collateral agent fee of $25,000. There were no borrowings outstanding under the facility at December 31, 2001. This facility is secured by a first priority security interest in all of the pre-petition and post-petition assets of the Debtors and is entitled to super priority expense of administration in the bankruptcy proceeding.

   The DIP credit facility contains restrictions that limit, among other things, Arch's operating subsidiaries' ability to:

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

   In addition, the DIP credit facility requires Arch and its subsidiaries to meet certain financial covenants, including minimum earnings before interest, income taxes, depreciation and amortization, minimum direct units in service, minimum service revenue and maximum capital expenditures. As of December 31, 2001, Arch and its operating subsidiaries were in compliance with the covenants of the DIP credit facility.

   In connection with the bankruptcy filing, if the aggregate average daily cash balance for any fiscal month exceeds $45 million, Arch is required to pay the pre-petition secured lenders such excess less amounts due under the DIP credit facility, provided, however, that after such payment the aggregate cash balance shall not be less than $45 million. Such cash payment is to be applied to the outstanding principal amount of the pre-petition secured debt.

   Canadian Bank Debt--The Company's Canadian operations are financed through two credit agreements, one to each of the two Canadian subsidiaries, which provide for total borrowings of approximately $72.8 million. As of December 31, 2001, approximately $67.3 million of borrowings were outstanding under these credit facilities. The Canadian subsidiaries are currently in violation of certain of its financial covenants and therefore the outstanding balances have been classified as current liabilities in the consolidated balance sheet. The Canadian subsidiaries, Arch and the secured lenders are currently evaluating options to restructure the outstanding debt. Maximum borrowing that may be outstanding under the credit facilities are permanently reduced beginning on March 31, 2002, by the following amounts: 2002 - $0.7 million; 2003 - $4.0 million and 2004 - $62.6 million. Both credit agreements expire on December 31, 2004. Borrowings under the agreements bear interest based on the agent bank's prime rate plus a margin based on specified ratios of debt to annualized earnings before interest, income taxes, depreciation and amortization.

   The two Canadian credit agreements are secured by $34.6 million of cash collateral, which is classified as restricted cash on the balance sheet at December 31, 2001, and a general security interest in all the assets of the Canadian subsidiary. Any liabilities of the Canadian subsidiary, including borrowings under its two credit agreements, have no recourse to Arch or any of its other assets.

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

   In 2001, Arch issued 18,905,989 shares of Arch common stock in exchange for $50.8 million accreted value ($51.0 million maturity value) of its senior discount notes. Arch recorded an extraordinary gain of $34.2 million on the early extinguishment of debt as a result of these transactions.


6. Redeemable Preferred Stock and Stockholders' Equity

   Redeemable Series C Cumulative Convertible Preferred Stock--The Series C Preferred Stock: (1) is convertible into Arch common stock at a conversion price of $16.38 per share, subject to certain adjustments; (2) bears dividends at an annual rate of 8.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch common stock valued at 95% of the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the Series C Preferred Stock or liquidation of Arch;
(3) permits the holders after seven years to require Arch, at Arch's option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch common stock valued at 95% of the then prevailing market price of Arch common stock, so long as the common stock remains listed on a national securities exchange; (4) is subject to redemption for cash or conversion into Arch common stock at Arch's option in certain circumstances; (5) in the event of a "Change of Control" as defined in the indenture governing the senior discount notes, requires Arch, at its option, to redeem the Series C Preferred Stock for cash or convert such shares into Arch common stock valued at 95% of the then prevailing market price of Arch common stock, with such cash redemption or conversion being at a price equal to 105% of the sum of the original purchase price plus accumulated dividends; (6) limits certain mergers or asset sales by Arch; (7) so long as at least 50% of the Series C Preferred Stock remains outstanding, limits the incurrence of indebtedness and "restricted payments" in the same manner as contained in the senior discount notes indenture; and (8) has certain voting and preemptive rights. The balance of $32.8 million, which includes accrued dividends through December 5, 2001, is included in liabilities subject to compromise at December 31, 2001.

   Series F Redeemable Cumulative Junior Preferred Stock - In May 2001, in connection with the Nextel transactions discussed in Note (4) above, Arch issued 793,219 shares of series F preferred stock. The series F preferred stock: (1) is convertible into Arch common stock at a conversion price equal to the then prevailing market price of the common stock per share, subject to certain adjustments; (2) bears dividends at an annual rate of 12.0%, (A) payable quarterly in cash or, at Arch's option, through the issuance of shares of Arch common stock valued at the then prevailing market price or (B) if not paid quarterly, accumulating and payable upon redemption or conversion of the series F preferred stock or liquidation of Arch; (3) must be redeemed on the tenth anniversary of the date of issuance, at Arch's option, for cash or converted into Arch common stock valued at the then prevailing market price of Arch common stock, so long as the common stock remains listed on a national securities exchange; (4) is subject to redemption for cash or conversion into Arch common stock at Arch's option in certain circumstances; (5) in the event of a "Change of Control" as defined, requires Arch, at its option, to redeem the series F preferred stock for cash or convert such shares into Arch common stock valued at the then prevailing market price of Arch common stock, with such cash redemption or conversion being at a price equal to 101% of the sum of the original purchase price plus accumulated dividends; (6) limits certain mergers or asset sales by Arch; and (7) has certain voting and preemptive rights. The balance of $86.9 million, which includes accrued dividends through December 5, 2001, is included in liabilities subject to compromise at December 31, 2001.

   Stock Options--Arch has stock option plans, which provide for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase Arch common stock. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Options generally vest over a five-year period from the date of grant. However, in certain circumstances, options may be immediately exercisable in full. Options generally have a duration of 10 years. The plans provide for the grant of options to purchase a total of 9,131,865 shares of common stock.

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

   The following table summarizes the activity under Arch's stock option plans for the periods presented:

                                                                      Weighted
                                                           Number      Average
                                                             of       Exercise
                                                          Options       Price
                                                          -------       -----
   Options outstanding at December 31, 1998........        648,768   $   15.51
      Granted......................................      1,295,666        7.80
      Exercised....................................             --         --
      Terminated...................................       (109,672)      13.89
                                                        ----------   ---------
   Options outstanding at December 31, 1999........      1,834,762       10.16
      Granted......................................      6,147,950        4.07
      Assumed in merger............................        410,183      161.63
      Exercised....................................             --         --
      Terminated...................................       (445,903)      17.46
                                                        ----------   ---------
   Options outstanding at December 31, 2000........      7,946,992       12.86
      Granted......................................        185,000        0.90
      Exercised....................................             --         --
      Terminated...................................     (1,965,931)      30.73
                                                        ----------   ---------
   Options outstanding at December 31, 2001........      6,166,061   $    6.80
                                                        ==========   =========
   Options exercisable at December 31, 2001........      2,014,131   $   11.31
                                                        ==========   =========

   The following table summarizes the options outstanding and options exercisable by price range at December 31, 2001:

                                             Weighted
                                              Average     Weighted                Weighted
                                             Remaining     Average                Average
                                 Options    Contractual   Exercise     Options    Exercise
   Range of Exercise Prices    Outstanding     Life         Price    Exercisable   Price
   ------------------------    -----------     ----         -----    -----------   -----
   $  0.37  -- $  0.37.......      21,000      9.37        $  0.37       21,000   $  0.37
      0.40  --    0.97.......   1,797,000      8.96           0.95      433,250      0.97
      1.31  --    6.06.......   2,997,513      8.39           5.89      775,113      6.03
      6.09  --   15.19.......   1,266,783      6.99           9.96      701,406     11.06
     17.12  --  319.04.......      83,765      6.21         118.51       83,362    118.99
   -------      ------          ---------      ----        -------    ---------   -------
   $  0.37  -- $319.04.......   6,166,061      8.24        $  6.80    2,014,131   $ 11.31
   =======     =======          =========      ====        =======    =========   =======

   Employee Stock Purchase Plans--The Company's employee stock purchase plans allow eligible employees the right to purchase common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 1999 and 2000, 34,217 and 459,133 shares were issued at an average price per share of $5.60 and $1.25, respectively. No shares were issued in 2001 as the plan was suspended.

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

                                                                        Years Ended December 31,
                                                                    1999           2000         2001
                                                                    ----           ----         ----
                                                                (in thousands, except per share amounts)
   Net income (loss):                        As reported.....    $(285,586)    $(309,780)  $(1,569,103)
                                             Pro forma.......     (288,070)     (315,234)   (1,575,091)
   Basic net income (loss) per common share: As reported.....        (9.10)        (4.10)        (8.83)
                                             Pro forma.......        (9.18)        (4.17)        (8.87)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts, Arch has assumed risk-free interest rates of 4.5% - 6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 0% - 93%.

   The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 1999, 2000 and 2001 were $5.56, $3.01 and $0.19, respectively. The weighted average fair value of shares sold under the employee stock purchase plans in 1999 and 2000 was $3.13 and $2.72, respectively.

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


7. Income Taxes

   Arch accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

   The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 2000 and 2001 are as follows (in thousands):

                                                           2000         2001
                                                           ----         ----
   Deferred tax assets................................ $  275,211   $  897,566
   Deferred tax liabilities...........................   (132,884)     (11,538)
                                                       ----------   ----------
                                                          142,327      886,028
   Valuation allowance................................   (264,321)    (886,028)
                                                       ----------   ----------
                                                       $ (121,994)  $       --
                                                       ==========   ==========


   The approximate effect of each type of temporary difference and carryforward at December 31, 2000 and 2001 is summarized as follows (in thousands):

                                                           2000         2001
                                                           ----         ----
   Net operating losses............................... $  231,795   $  397,581
   Intangibles and other assets.......................    (45,902)     366,259
   Depreciation of property and equipment.............    (53,405)      85,370
   Accruals and reserves..............................      9,839       36,818
                                                       ----------   ----------
                                                          142,327      886,028
   Valuation allowance................................   (264,321)    (886,028)
                                                       ----------   ----------
                                                       $ (121,994)  $       --
                                                       ==========   ==========


   The effective income tax rate differs from the statutory federal tax rate primarily due to the nondeductibility of goodwill amortization and the inability to recognize the benefit of current net operating loss ("NOL") carryforwards. The NOL carryforwards expire at various dates through 2016. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined. The Company has experienced such changes in ownership and as a result the utilization of net operating losses in any one year are significantly limited for income tax purposes. In accordance with provisions of the Internal Revenue Code, upon emergence from chapter 11, Arch will apply its cancellation of debt income against its various tax attributes.

   The Company has established a valuation reserve against its net deferred tax asset until it becomes more likely than not that this asset will be realized in the foreseeable future.


8. Commitments and Contingencies

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

   Future minimum lease payments under noncancellable operating leases at December 31, 2001 are as follows (in thousands):

   Year Ending December 31,
   2002...................................................      $   104,758
   2003...................................................           55,779
   2004...................................................           43,570
   2005...................................................           32,740
   2006...................................................           22,952
   Thereafter.............................................           92,700
                                                                -----------
     Total................................................      $   352,499
                                                                ===========

   Total rent expense under operating leases for the years ended December 31, 1999, 2000 and 2001 approximated $48.3 million, $81.2 million and $150.7 million, respectively.


9. Employee Benefit Plans

   Retirement Savings Plans--Arch has retirement savings plans, qualifying under
Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plans, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plans provide for employer matching contributions. Matching contributions for the years ended December 31, 1999, 2000 and 2001 approximated $960,000, $1.2 million and $1.6 million, respectively.


10. Other Long-Term Liabilities

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

   Arch entered into options to repurchase each site and until this continuing involvement ends the gain on the sale of the tower sites is deferred and included in other long-term liabilities. At December 31, 2000 and 2001, approximately $20.2 million and $15.3 million of the gain is deferred and approximately $1.9 million, $2.0 million and $3.1 of this gain has been recognized in the statement of operations and is included in operating income for each of the years ended December 31, 1999, 2000 and 2001, respectively.

   Also included in other long-term liabilities at December 31, 2000 is a $49.1 million unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates. At December

31, 2001, the remaining balance of this accrual was approximately $46.4 million and is included in liabilities subject to compromise. This accrual is being amortized over the term of the leases with approximately 11 3/4 years remaining at December 31, 2001.


11. Restructuring Reserves

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

   During the third quarter of 1999, Arch's board of directors approved an integration plan to eliminate redundant headcount, facilities and tower sites of MobileMedia in connection with the completion of the MobileMedia acquisition. The plan anticipated a net reduction of approximately 10% of MobileMedia's workforce and the closing of certain facilities and tower sites, which resulted in the establishment a $14.5 million acquisition reserve which was included in the MobileMedia purchase price allocation. The initial acquisition reserve consisted of approximately (1) $6.1 million for employee severance, (2) $7.9 million for lease obligations and terminations and (3) $0.5 million of other costs.

   During 2000, Arch completed the actions under the divisional reorganization and the MobileMedia integration plans. Arch reevaluated the reserves and determined that each of the reserve balances were adequate to cover the remaining cash payments which consisted primarily of lease costs.

   On November 10, 2000, Arch completed its acquisition of PageNet and management commenced the development of plans to integrate its operations. In conjunction with the integration plans, the Company has identified redundant headcount and certain of its facilities that would not be utilized following the PageNet integration resulting in an additional charge of $5.4 million.

   The provision for lease obligations and terminations related primarily to future lease commitments on local, regional and divisional office facilities to be closed as part of this reorganization. The charge represented future lease obligations on such leases past the dates the offices were to be closed, or for certain leases, the cost of terminating the leases prior to their scheduled expiration.

   Through the elimination of certain local and regional administrative operations, the consolidation of certain support functions and the integration of MobileMedia and PageNet operations, the Company eliminated approximately 1,100 net positions formerly held by Arch and MobileMedia personnel. The majority of the positions which have been eliminated are related to management, administrative, customer service, collections, inventory and billing functions. As of December 31, 1999, 2000 and 2001, 588, 951 and 1,368 employees, respectively, had been terminated due to the divisional reorganization and the MobileMedia and PageNet integrations.

   The Company's restructuring activity as of December 31, 2001 is as follows (in thousands):

                               Balance at      Reserve
                               December 31,   Adjustment      Amounts      Remaining
                                  2000          in 2001         Paid        Reserve
                                  ----          -------         ----        -------
   Severance costs.........     $  2,957       $  1,960      $  4,917      $     --
   Lease obligation costs..       10,776             --         5,071         5,705
   Other costs.............          162             --           135            27
                                --------       --------      --------      --------
   Total...................     $ 13,895       $  1,960      $ 10,123      $  5,732
                                ========       ========      ========      ========

   The remaining reserve balance at December 31, 2001 has been included in Liabilities subject to compromise on the Consolidated Balance Sheet and in accordance with SOP 90-7 has not been adjusted to reflect the potential reductions due to rejecting the underlying leases pursuant to the Company's chapter 11 bankruptcy proceedings.

   PageNet Acquisition Reserve--On November 10, 2000, Arch completed its acquisition of PageNet and commenced the development of plans to integrate its operations. During the fourth quarter of 2000, Arch identified redundant PageNet headcount and facilities in connection with the overall integration of operations. The integration activity relating to the PageNet merger, was substantially completed at December 31, 2001.

   In connection with the PageNet acquisition, Arch anticipated a net reduction of approximately 50% of PageNet's workforce and the closing of certain facilities and tower sites. This resulted in the establishment a $76 million acquisition reserve which was included as part of the PageNet purchase price allocation. The initial acquisition reserve consisted of approximately (1) $66.1 million for employee severance, (2) $9.4 million for lease obligations and terminations and (3) $0.5 million of other costs.

   The provision for lease obligations and terminations related primarily to future lease commitments on local, regional and divisional office facilities to be closed as part of this integration. The charge represented future lease obligations on such leases past the dates the offices were to be closed, or for certain leases, the cost of terminating the leases prior to their scheduled expiration.

   Through the elimination of redundant management, administrative, customer service, collections, finance and inventory functions, the Company will eliminate approximately 2,000 positions. As of December 31, 2001, 1,803 former PageNet employees had been terminated.

   The PageNet acquisition reserve activity as of December 31, 2001 was as follows (in thousands):

                               Balance at      Reserve
                               December 31,   Adjustment      Amounts      Remaining
                                  2000          in 2001         Paid        Reserve
                                  ----          -------         ----        -------
   Severance costs.........     $ 36,765       $ 10,900      $ 46,071      $  1,594
   Lease obligation costs..        9,264         11,062        10,306        10,020
   Other costs.............          500             --           350           150
                                --------       --------      --------      --------
   Total...................     $ 46,529       $ 21,962      $ 56,727      $ 11,764
                                ========       ========      ========      ========

   The remaining reserve balance at December 31, 2001 has been included in Liabilities subject to compromise on the Consolidated Balance Sheet and in accordance with SOP 90-7 has not been adjusted to reflect the potential reductions due to rejecting the underlying leases pursuant to the Company's chapter 11 bankruptcy proceedings.


12. Segment Reporting


   Arch has determined that it has three reportable segments; traditional paging operations, two-way messaging operations and international operations. Management makes operating decisions and assesses individual performances based on these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's U.S. customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's U.S. customers. International operations consist of the operations of the Company's Canadian subsidiary.

   Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

   Arch did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. The Company's Canadian subsidiary was acquired in November 2000 in the PageNet acquisition. Prior to 2000, substantially all of the Company's operations were traditional paging operations. The following table presents segment financial information related to Arch's segments as of and for the years ended December 31, 2000 and 2001 (in thousands):

   Year Ended December 31, 2000:             Traditional     Two-way Messaging  International
                                           Paging Operations    Operations       Operations      Consolidated
                                           -----------------    ----------       ----------      ------------
   Revenues...............................    $   838,425       $    9,383       $    3,274      $   851,082
   Depreciation and amortization expense..        488,048            9,459            3,324          500,831
   Operating income (loss)................       (216,591)         (25,709)          (2,837)        (245,137)
   Adjusted EBITDA(1).....................        276,882          (16,250)             487          261,119
   Total assets...........................      1,981,156          265,137           63,316        2,309,609
   Capital expenditures...................        111,047           28,115            1,123          140,285

     Year Ended December 31, 2001:           Traditional     Two-way Messaging  International
                                           Paging Operations    Operations       Operations      Consolidated
                                           -----------------    ----------       ----------      ------------
     Revenues...............................  $  1,042,767      $  101,446       $   19,301      $ 1,163,514
     Depreciation and amortization expense..     1,467,864          69,925           46,693        1,584,482
     Operating income (loss)................    (1,338,525)        (76,864)         (44,273)      (1,459,662)
     Adjusted EBITDA(1).....................       292,156          (6,939)           2,420          287,637
     Total assets...........................       375,558         221,741           54,334          651,633
     Capital expenditures...................        50,823          54,806            3,856          109,485

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


13. Quarterly Financial Results (Unaudited)

   Quarterly financial information for the years ended December 31, 2000 and 2001 is summarized below (in thousands, except per share amounts):

                                                             First          Second       Third       Fourth
                                                            Quarter         Quarter     Quarter    Quarter(2)
                                                            -------         -------     -------    ----------
   Year Ended December 31, 2000:
   Revenues...........................................     $ 189,995     $    187,852  $ 184,192   $ 289,043
   Operating income (loss)............................       (27,686)         (27,945)   (26,998)   (162,508)
   Income (loss) before extraordinary item............       (70,192)         (64,148)   (63,902)   (170,141)
   Extraordinary gain (1).............................         7,615           44,436         --       6,552
   Net income (loss)..................................       (62,577)         (19,712)   (63,902)   (163,589)
   Basic/diluted net income (loss) per common share:
      Income (loss) before extraordinary item.........         (1.28)          (1.01)      (1.00)      (1.42)
      Extraordinary gain..............................          0.14            0.68          --        0.05
      Net income (loss)...............................         (1.14)          (0.33)      (1.00)      (1.37)

                                                             First          Second       Third       Fourth
                                                            Quarter       Quarter(3)    Quarter    Quarter(4)
                                                            -------       ----------    -------    ----------
   Year Ended December 31, 2001:
   Revenues...........................................     $ 327,429     $    303,399  $ 281,298   $ 251,388
   Operating income (loss)............................      (157,546)      (1,142,604)   (13,027)   (146,485)
   Income (loss) before extraordinary item............      (194,183)      (1,121,081)   (92,732)   (188,542)
   Extraordinary gain (1).............................        14,956           19,273         --          --
   Net income (loss)..................................      (186,021)      (1,101,808)   (92,732)   (188,542)
   Basic/diluted net income (loss) per common share:
      Income (loss) before extraordinary item.........         (1.17)          (6.19)      (0.52)      (1.05)
      Extraordinary gain..............................          0.09            0.11          --          --
      Net income (loss)...............................         (1.12)          (6.08)      (0.52)      (1.05)

   (1) Extraordinary gains in all periods are the result of early extinguishment of debt (see Note 5).

   (2) On November 10, 2000 Arch completed its acquisition of PageNet (see Note
       3). Arch changed the remaining lives certain intangible assets which resulted in $103.5 million of additional amortization expense in the fourth quarter of 2000 (see Note 4). On October 1, 2000 Arch revised the estimated depreciable life of its subscriber equipment which resulted in approximately $19.3 million of additional depreciation expense (see Note
       1).

   (3) Arch recorded an impairment charge of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the statement of operations, and reduced the carrying value of certain one-way paging equipment, computer equipment and intangible assets (see Note 4).

   (4) Arch recorded an reorganization costs of $153.7 million in the fourth quarter of 2001, associated with its chapter 11 bankruptcy filing (see
       Note 2).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Arch Wireless, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Arch Wireless, Inc. included in this Form 10-K and have issued our report thereon dated March 7, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                              /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 7, 2002

                                                                   SCHEDULE II
                              ARCH WIRELESS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 2000 and 2001
                                 (in thousands)

                                                Balance at                     Other                       Balance
                                                Beginning     Charged to    Additions to                  at End of
        Reserve for Doubtful Accounts           of Period      Expense      Allowance(1)     Write-Offs     Period
        -----------------------------              ------      -------      ------------     ----------     ------
Year ended December 31, 1999.............      $     6,583   $    15,265   $      13,243    $  (18,618)   $ 16,473
                                               ===========   ===========   =============    ==========    ========
Year ended December 31, 2000.............      $    16,473   $    33,015   $      43,655    $  (30,225)   $ 62,918
                                               ===========   ===========   =============    ==========    ========
Year ended December 31, 2001.............      $    62,918   $    56,913   $          --    $  (77,844)   $ 41,987
                                               ===========   ===========   =============    ==========    ========

(1)      Additions arising through acquisitions of messaging companies


                                                Balance at                                                Balance
                                                Beginning    Charged to       Other                      at End of
        Accrued Restructuring Charge            of Period      Expense     Additions     Deductions        Period
        ----------------------------            ---------      -------     ---------     ----------        ------
Year ended December 31, 1999.............      $    11,909   $ (2,200)     $ 14,508     $     (7,106)   $    17,111
                                               ===========   ========      ========     ============    ===========
Year ended December 31, 2000.............      $    17,111   $  5,425      $ 76,000     $    (38,112)   $    60,424
                                               ===========   ========      ========     ============    ===========
Year ended December 31, 2001.............      $    60,424   $ 23,922      $     --     $    (66,850)   $    17,496
                                               ===========   ========      ========     ============    ===========

                                  EXHIBIT INDEX

    2.1       Debtor's First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated
                 March 8, 2002. (33)
    2.2       Disclosure Statement, dated March 8, 2002, pursuant to Section 1125 of the Bankruptcy Code with respect to Debtors' First Amended Joint Plan of Reorganization under Chapter 11 of the
                 Bankruptcy Code. (33)
    3.1       Restated Certificate of Incorporation. (1)
    3.2       Certificate of Designations establishing the Series B Junior Participating Preferred Stock, filed with the Secretary of the State of Delaware on October 19, 1995. (2)
    3.3       Certificate of Correction, filed with the Secretary of State of Delaware on February 15, 1996. (1)
    3.4       Certificate of Designations establishing the Series C Convertible Preferred Stock, filed with the
                 Secretary of State of Delaware on June 29, 1998. (3)
    3.5       Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of
                 State of Delaware on June 4, 1996. (4)
    3.6       Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of
                 State of Delaware on May 27, 1999. (5)
    3.7       Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of
                 State of Delaware on June 16, 1999. (5)
    3.8       Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of
                 State of Delaware on April 3, 2000. (21)
    3.9       Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of
                 State of Delaware on April 28, 2000. (21)
    3.10      By-laws, as amended. (1)
    3.11      Certificate of Designations establishing the Series F Cumulative Redeemable Preferred Stock, filed with the Secretary of the State of Delaware on February 9, 2001. (22)
    3.12      Certificate of Designations increasing numbers of shares of Series B Junior Participating Preferred
                 Stock (28)
    3.13      Form of Certificate of Designations establishing the Series A Junior Voting Preferred Stock (28)
    4.1       Indenture, dated February 1, 1994, between Arch Wireless Communications, Inc. (formerly known as
                 USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee,
                 relating to the 9 1/2% Senior Notes due 2004 of Arch Wireless Communications, Inc. (6)
    4.2       Indenture, dated December 15, 1994, between Arch Wireless Communications, Inc. (formerly known as
                 USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee,
                 relating to the 14% Senior Notes due 2004 of Arch Wireless Communications, Inc. (7)
    4.3       Indenture, dated June 29, 1998, between Arch Wireless Communications, Inc. (formerly known as Arch
                 Communications, Inc.) and U.S. Bank Trust National Association, as Trustee, relating to the 12 3/4%
                 Senior Notes due 2007 of Arch Wireless Communications, Inc. (3)
    4.4       Indenture, dated April 9, 1999, between Arch Wireless Communications, Inc. (formerly known as Arch
                 Communications, Inc.) and IBJ Whitehall Bank & Trust Company, as Trustee, relating to the 13
                 3/4% Senior Notes due 2008. (8)
    4.5       Indenture, dated March 12, 1996 between Arch Wireless, Inc. (formerly known as Arch Wireless
                 Communications Group, Inc.) and IBJ Schroder Bank & Trust Company, as Trustee, relating to the
                 10 7/8% Senior Discount Notes due 2008 of Arch Wireless, Inc. (1)
    4.6       Rights Agreement, dated October 13, 1995, between Arch Wireless, Inc. and The Bank of New York, as
                 Rights Agent (7)
    4.7       Amendment No. 1 to Rights Agreement, dated June 29, 1998, amending the Rights Agreement between
                 Arch Wireless, Inc. and The Bank of New York (3)
    4.8       Amendment No. 2 to Rights Agreement, dated August 18, 1998, amending the Rights Agreement between
                 Arch Wireless, Inc. and The Bank of New York (5)
    4.9       Amendment No. 3 to Rights Agreement, dated September 3, 1998, amending the Rights Agreement between
                 Arch Wireless, Inc. and The Bank of New York (5)
    4.10      Amendment No. 4 to Rights Agreement, dated May 14, 1999, amending the Rights Agreement between Arch
                 Wireless, Inc. and The Bank of New York (24)





    4.11      Amendment No. 5 to Rights Agreement, dated November 15, 1999, amending the Rights Agreement between
                 Arch Wireless, Inc. and The Bank of New York (25)
    4.12      Amendment No. 6 to Rights Agreement, dated April 12, 2000, amending the Rights Agreement between
                 Arch Wireless, Inc. and The Bank of New York (26)
    4.13      Amendment No. 7 to Rights Agreement, dated February 13, 2001, amending the Rights Agreement between
                 Arch Wireless, Inc. and The Bank of New York (23)
   10.1       Third Amended and Restated Credit Agreement, dated as of March 23, 2000 by and among Arch Paging,
                 Inc., the Lenders Party Hereto, the Bank Of New York, Royal Bank of Canada, Toronto Dominion
                 (Texas), Inc., Barclays Bank PLC and Fleet National Bank, as amended on May 19, 2000 (Amendment
                 No. 1), August 15, 2000 (Amendment No. 2) and October 20, 2000 (Amendment No.3). (18)
   10.2       Amendment No. 4, dated as of February 14, 2001, to Third Amended and Restated Credit Agreement,
                 dated as of March 23, 2000, by and among Arch Paging, Inc., the Lenders party thereto, The Bank of New York, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Barclays Bank PLC and Fleet
                 National Bank, as amended (23)
   10.3       Asset Acquisition Agreement dated as of January 24, 2001 by and among Unrestricted Subsidiary
                 Funding Company and Arch Wireless, Inc., PageNet SMR Sub, Inc., AWI Spectrum Co. Holdings, Inc.
                 and AWI Spectrum Co., LLC (20)
   10.4       Amendment Number One to Asset Acquisition Agreement dated as of January 31, 2001 by and among
                 Unrestricted Subsidiary Funding Company and Arch Wireless, Inc., PageNet SMR Sub, Inc., AWI
                 Spectrum Co. Holdings, Inc. and AWI Spectrum Co., LLC (20)
  +10.5       Amended and Restated Stock Option Plan (12)
  +10.6       Non-Employee Directors' Stock Option Plan (13)
  +10.7       1989 Stock Option Plan, as amended (1)
  +10.8       1995 Outside Directors' Stock Option Plan (14)
  +10.9       1997 Stock Option Plan (15)
  +10.10      1999 Employee Stock Purchase Plan (19)
  +10.11      Deferred Compensation Plan for Nonemployee Directors (16)
  +10.12      2000 Stock Incentive Plan (27)
  +10.13      Executive Employment Agreement between Arch Wireless, Inc. and C. Edward Baker, Jr. (30)
  +10.14      Executive Employment Agreement between Arch Wireless, Inc. and J. Roy Pottle. (30)
  +10.15      Executive Employment Agreement between Arch Wireless, Inc. and Lyndon R. Daniels (31)
  +10.16*     Executive Employment Agreement, dated November 14, 2001, among Arch Wireless, Inc., Arch Wireless
                 Holdings, Inc. and C. Edward Baker.
  +10.17*     Executive Employment Agreement, dated November 14, 2001, among Arch Wireless, Inc., Arch Wireless
                 Holdings, Inc. and J. Roy Pottle.
  +10.18*     Executive Employment Agreement, dated November 14, 2001, among Arch Wireless, Inc., Arch Wireless
                 Holdings, Inc. and Lyndon R. Daniels.
  +10.19      Form of Executive Retention Agreements (30)
   10.20      Stock Purchase Agreement, dated June 29, 1998, among Arch Wireless, Inc., Sandler Capital Partners
                 IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich, Michael J.
                 Marocco, Andrew Sandler, South Fork Partners, the Georgica International Fund Limited, Aspen
                 Partners and Consolidated Press International Limited. (2)
   10.21      Registration Rights Agreement, dated June 29, 1998, among Arch Wireless, Inc., Sandler Capital
                 Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Harvey Sandler, John Kornreich,
                 Michael J. Marocco, Andrew Sandler, South Fork Partners, The Georgica International Fund
                 Limited, Aspen Partners and Consolidated Press International Limited. (2)
   10.22      Amendment No. 1 to Registration Rights Agreement, dated August 19, 1998, amending the Registration
                 Rights Agreement dated as of June 29, 1998 by and among Arch Wireless, Inc. and the Sandler
                 Capital Partners IV, LP, Sandler Capital Partners IV, FTE LP, South Fork Partners, The Georgica
                 International Fund Limited, Aspen Partners and Consolidated Press International Limited. (11)
   10.23      Preferred Distributor Agreement dated June 1, 1998 by and between Arch Wireless, Inc. and NEC
                 America, Inc. (9)(17)





   10.24      Satellite Services Agreement, dated September 1, 1998, between AvData Systems, Inc. and MobileMedia
                 Communications, Inc. (10) (17)
   10.25      Master Lease For Transmitter Systems Space by and between Pinnacle Towers, Inc. and MobileMedia
                 Communications, Inc. (10)
   10.26      Letter agreement, dated March 23, 2000, between Arch Wireless, Inc. and Resurgence Asset Management
                 L.L.C. (19)

   10.27      Registration Rights Agreement, dated June 3, 1999, among Arch Communications Group, Inc.,
                 Resurgence Asset Management L.L.C., Resurgence Asset Management International L.L.C., and
                 RE/Enterprise Asset Management L.L.C.. (29)
   10.28      Registration Rights Agreement, dated June 3, 1999, among Arch Communications Group, Inc., W.R. Huff
                 Asset Management Co., L.L.C., Whippoorwill Associates, Inc., Credit Suisse First Boston
                 Corporation, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life
                 Insurance Company for its Group Annuity Separate Account and the Northwestern Mutual Series
                 Fund, Inc. for the High Yield Bond Portfolio. (29)
   10.29      Form of Voting Agreement, among Arch Wireless, Inc., certain of its subsidiaries and the Holders listed therein. (32)
   21.1*      Subsidiaries of the Registrant.
   23.1*      Consent of Arthur Andersen LLP.
   99.1*      Letter to Commission pursuant to Temporary Note 3T


------------------
     *        Filed herewith.
     +        Identifies exhibits constituting a management contract or compensation plan.
    (1)       Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-542) of Arch
                 Wireless, Inc.
    (2)       Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated October
                 13, 1995 and filed on October 24, 1995.
    (3)       Incorporated by referenced from the Current Report on Form 8-K of Arch Wireless, Inc. dated June
                 26, 1998 and filed July 23, 1998.
    (4)       Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-07333) of Arch
                 Wireless, Inc.
    (5)       Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-62211) of Arch
                 Wireless, Inc.
    (6)       Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-72646) of Arch
                 Wireless Communications, Inc.
    (7)       Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-85580) of Arch
                 Wireless Communications, Inc.
    (8)       Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-83027) of Arch
                 Wireless Communications, Inc.
    (9)       Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1998.
    (10)      Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Wireless, Inc. for the
                 quarter ended June 30, 1999.
    (11)      Incorporated by reference from the Registration Statement on Form S-4 (file No. 333-63519) of Arch
                 Wireless, Inc.
    (12)      Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. (then known as
                 USA Mobile Communications Holdings, Inc.) for the fiscal year ended December 31, 1994.
    (13)      Incorporated by reference from the Registration Statement on Form S-4 ( File No. 33-83648) of Arch
                 Wireless, Inc. (then known as USA Mobile Communications Holdings, Inc.)
    (14)      Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-87474) of Arch
                 Wireless, Inc.
    (15)      Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1996.
    (16)      Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1997.


    (17)         A Confidential Treatment Request has been filed with respect to portions of this exhibit so incorporated by reference.
    (18)      Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Wireless, Inc. for the
                 quarter ended September 30, 2000.
    (19)      Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 1999.
    (20)      Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated January
                 24, 2001 and filed on February 6, 2001.
    (21)      Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-95677) of Arch
                 Wireless, Inc.
    (22)      Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-55368) of Arch
                 Wireless, Inc.
    (23)      Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated February
                 13, 2001 and filed on February 23, 2001.
    (24)      Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 14,
                 1999 and filed on May 20, 1999.
    (25)      Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated November
                 7, 1999 and filed on November 19, 1999.
    (26)      Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated April
                 12, 2000 and filed on April 26, 2000.
    (27)      Incorporated by reference from the Definitive Proxy Statement of Arch Communications Group, Inc.
                 filed on April 27, 2000
    (28)      Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-61434) of Arch
                 Wireless, Inc.
    (29)      Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the fiscal year ended December 31, 2000.
    (30)      Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31,
                 2001.
    (31)      Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September
                 30, 2001.
    (32)      Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated December
                 6, 2001 and filed on December 11, 2001.
    (33)      Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated March
                 11, 2002 and filed on March 12, 2002.