Form 10-Q
period 2002-03-31
ARCH WIRELESS INC
filed 2002-05-15
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 182,434,590 shares of the Company's Common Stock ($.01 par value) were outstanding as of April 30, 2002.

                               ARCH WIRELESS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of March 31, 2002
          and December 31, 2001                                               3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 2002 and 2001                          4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2002 and 2001                          5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  17
Item 2.   Changes in Securities and Use of Proceeds                          18
Item 3.   Defaults upon Senior Securities                                    18
Item 4.   Submission of Matters to a Vote of Security Holders                18
Item 5.   Other Information                                                  18
Item 6.   Exhibits and Reports on Form 8-K                                   18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               ARCH WIRELESS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (unaudited and in thousands)


                                                                MARCH 31,      DECEMBER 31,
                                                                  2002            2001
                                                                  ----            ----
                                  ASSETS
Current assets:
     Cash and cash equivalents                                 $    66,433    $    72,200
     Accounts receivable, net                                       71,009         90,158
     Inventories                                                     2,361            939
     Prepaid expenses and other                                     85,536         81,156
                                                               -----------    -----------
         Total current assets                                      225,339        244,453
                                                               -----------    -----------
Property and equipment, at cost                                  1,429,985      1,437,763
Less accumulated depreciation and amortization                  (1,049,420)    (1,031,741)
                                                               -----------    -----------
Property and equipment, net                                        380,565        406,022
                                                               -----------    -----------
Intangible and other assets, net                                     1,077          1,158
                                                               -----------    -----------
                                                               $   606,981    $   651,633
                                                               ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
     Current liabilities:
         Current maturities of long-term debt                  $    65,219    $    67,271
         Accounts payable                                            7,741          9,032
         Accrued expenses                                           65,174         66,459
         Customer deposits and deferred revenue                     51,616         54,519
                                                               -----------    -----------
              Total current liabilities                            189,750        197,281
                                                               -----------    -----------
     Other long-term liabilities                                    15,883         14,983
                                                               -----------    -----------
Liabilities subject to compromise                                2,053,636      2,096,280
                                                               -----------    -----------
Stockholders' equity (deficit):
     Common stock-- $.01 par value                                   1,824          1,824
     Additional paid-in capital                                  1,107,233      1,107,233
     Accumulated other comprehensive income                          2,068          1,991
     Accumulated deficit                                        (2,763,413)    (2,767,959)
                                                               -----------    -----------
         Total stockholders' equity (deficit)                   (1,652,288)    (1,656,911)
                                                               -----------    -----------
                                                               $   606,981    $   651,633
                                                               ===========    ===========




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2002             2001
                                                                                        ----             ----
Revenues                                                                          $     233,545    $     327,429

Operating expenses:
   Cost of products sold (exclusive of items shown separately below)                      5,410           11,511
   Service, rental, and maintenance (exclusive of items shown separately below)          67,610           81,043
   Selling                                                                               22,179           36,656
   General and administrative (exclusive of items shown separately below)                76,128          108,677
   Depreciation and amortization                                                         48,931          247,088
   Reorganization expense                                                                 6,223             --
                                                                                  -------------    -------------
     Total operating expenses                                                           226,481          484,975
                                                                                  -------------    -------------
Operating income (loss)                                                                   7,064         (157,546)
Interest expense, net (2002 unrecorded contractual interest $45,592)                     (1,274)         (63,927)
Other expense                                                                            (1,244)          (8,210)
                                                                                  -------------    -------------
Income (loss) before income tax benefit, extraordinary item and cumulative
   effect of change in accounting principle                                               4,546         (229,683)
Benefit from income taxes                                                                  --             35,500
                                                                                  -------------    -------------
Income (loss) before extraordinary item and cumulative effect of change in
   accounting principle                                                                   4,546         (194,183)
Extraordinary gain from early extinguishment of debt                                       --             14,956
Cumulative effect of change in accounting principle                                        --             (6,794)
                                                                                  -------------    -------------
Net income (loss)                                                                         4,546         (186,021)
Preferred stock dividend                                                                   --               (602)
                                                                                  -------------    -------------
Net income (loss) to common stockholders                                          $       4,546    $    (186,623)
                                                                                  =============    =============

Basic/diluted net income (loss) per common share before extraordinary item and
   accounting change                                                              $        0.02    $       (1.17)
Extraordinary gain per basic/diluted common share                                          --               0.09
Cumulative effect of change in accounting principle per basic/diluted common
   share                                                                                   --              (0.04)
                                                                                  -------------    -------------
Basic/diluted net income (loss) per common share                                  $        0.02    $       (1.12)
                                                                                  =============    =============

Basic weighted average number of common shares outstanding                          182,434,590      167,193,881
                                                                                  =============    =============

Diluted weighted average number of common shares outstanding                        184,457,821      167,193,881
                                                                                  =============    =============



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                    2002          2001
                                                                    ----          ----
Net cash provided by (used for) operating activities             $  62,225    $  (9,581)
                                                                 ---------    ---------

Cash flows from investing activities:
   Additions to property and equipment, net                        (23,460)     (25,750)
   Additions to intangible and other assets                             (1)      (2,757)
   Acquisition of company, net of cash acquired                       --            174
                                                                 ---------    ---------
Net cash used for investing activities                             (23,461)     (28,333)
                                                                 ---------    ---------

Cash flows from financing activities:
   Issuance of long-term debt                                         --          1,045
   Issuance of notes payable to Nextel                                --        250,000
   Repayment of long-term debt                                     (44,478)    (175,836)
                                                                 ---------    ---------
Net cash (used for) provided by financing activities               (44,478)      75,209
                                                                 ---------    ---------

Effect of exchange rate changes on cash                                (53)         (34)
                                                                 ---------    ---------
Net (decrease) increase in cash and cash equivalents                (5,767)      37,261
Cash and cash equivalents, beginning of period                      72,200       55,007
                                                                 ---------    ---------
Cash and cash equivalents, end of period                         $  66,433    $  92,268
                                                                 =========    =========

Supplemental disclosure:
   Interest paid                                                 $   1,348    $  52,922
                                                                 =========    =========
   Reorganization expenses paid                                  $   4,317    $    --
                                                                 =========    =========
   Accretion of discount on senior notes and assumed bank debt   $    --      $  12,188
                                                                 =========    =========
   Issuance of common stock in exchange for debt                 $    --      $   7,353
                                                                 =========    =========
   Preferred stock dividend                                      $    --      $     602
                                                                 =========    =========






        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 2001 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

      (b) Petition for Relief Under Chapter 11 - Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. ("AWCI"), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of Arch's other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. ("AWHI"), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. From December 6, 2001 through May 15, 2002, Arch and its domestic subsidiaries (collectively, the "Debtors") operated their businesses and managed their property as debtors-in-possession under the Bankruptcy Code. On May 15, 2002, the bankruptcy court entered an order confirming the Debtors' First Amended Joint Plan of Reorganization, as modified, and the plan is expected to become effective in late May. As a result of the bankruptcy court's order confirming the plan or reorganization, Arch and its domestic subsidiaries will operate as reorganized entities following their emergence from chapter 11.

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

   An official committee of unsecured creditors and a special subcommittee were appointed in the chapter 11 cases in accordance with provisions of the Bankruptcy Code. The official committee had the right to be heard on all matters that come before the bankruptcy court and the subcommittee had the right to be heard with respect to matters in which its interests diverge from those of the official committee. In addition to the official committee and subcommittee, a steering committee of Arch's secured bank lenders was represented in the chapter 11 cases as was an informal committee of secured note holders representing the interests of the USAM noteholders.

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

   The Debtors filed an amended plan of reorganization with the bankruptcy court on March 13, 2002 and subsequently modified the plan of reorganization on May 8, 2002 and May 14, 2002. The bankruptcy court entered an order confirming the plan, as modified, on May 15, 2002, and the plan is expected to become effective in late May. The plan provides for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Under the plan, holders of AWCI's 9 1/2% Senior Notes due 2004 and AWCI's 14% Senior Notes due 2004 and the lenders under AWHI's credit agreement (collectively, the "Secured Creditors") will receive in the aggregate (1) $200 million of new 10% Subordinated Secured Notes due 2007 to be issued by AWHI; (2) $100 million of new 12% Subordinated Secured Compounding Notes due 2009 to be issued by AWHI; (3) 14,648,854 shares of new common stock to be issued by Arch; and (4) 100% of the cash available for distribution as detailed below. The unsecured creditors of AWHI, including the deficiency claims of secured creditors, and its subsidiaries will receive a maximum of 3,600,000 shares of new common stock to be issued by Arch. In addition, pursuant to the first modification to the plan, the unsecured creditors of AWHI, exclusive of the deficiency claims of secured creditors, will receive a pro rata share of a special distribution of 550,000 shares of new common stock to be issued by Arch. Unsecured creditors of Arch and its subsidiaries other than AWCI and AWHI and its subsidiaries will receive no distribution. The unsecured creditors of AWCI, including the deficiency claims of the secured creditors, will receive a pro rata share of 66,902 shares of new common stock to be issued by Arch. Under the terms of the second modification to the plan, the unsecured creditors of AWCI, exclusive of secured creditor deficiency claims, will receive a pro rata share of a special distribution of 234,244 shares of new common stock to be issued by Arch. Holders of common and preferred equity interests will receive no distributions under the plan and all pre-petition equity interests in Arch will be cancelled. The plan also provides for the creation of a management stock plan pursuant to which up to 950,000 shares of new common stock may be distributable to management for a nominal price, 900,000 of which will be distributed on the effective date, portions of which will vest on each of the first three anniversaries following the effective date. Except for the shares of new common stock issuable pursuant to the management stock plan, the new common stock to be issued to the secured and unsecured creditors will constitute 100% of the outstanding common stock on the effective date of the plan of reorganization. The cash available for distribution to the secured creditors is an amount of cash equal to the amount by which the Debtors' cash plus the amount of availability under a revolving line of credit, if any, exceeds $45 million less administrative expense claims reasonably expected to be payable for services provided and fees earned through the closing of the transactions contemplated by the plan of reorganization.

   The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As of March 31, 2002, substantially all of the Company's pre-petition debt was in default. As described below, the accompanying Consolidated Financial Statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt under the pre-petition credit facility and senior notes. As required by SOP 90-7, the Company has recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

   As reflected in the Consolidated Financial Statements, "Liabilities subject to compromise" refer to Debtors' liabilities incurred prior to the commencement of the chapter 11 cases. The amounts of the various liabilities that are subject to compromise are set forth below following the Debtor-In-Possession financial statements. These amounts represent Arch's estimate of known or potential pre-petition claims to be resolved in connection with the chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the bankruptcy court; (3) rejection of executory contracts and unexpired leases; (4) proofs of claims; or (5) other events. Payment terms for these amounts were established pursuant to the plan of reorganization. Further, the confirmation of the plan of reorganization will result in Arch adopting fresh-start accounting in accordance with SOP 90-7 which will materially change the amounts and classifications reported in future consolidated financial statements.

   The Debtors received approval from the bankruptcy court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of one critical vendor, cure payments under contracts assumed under the Bankruptcy Code, and certain other pre-petition claims. These amounts are included in the liabilities not subject to compromise section of the Consolidated Balance Sheets at December 31, 2001 and March 31, 2002 to the extent they had not been paid.

   During the three months ended March 31, 2002, Arch recorded reorganization expense of $6.2 million consisting of professional fees and other expenses directly related to the bankruptcy filing. Contractual interest expense not accrued or recorded on pre-petition debt totaled $45.6 million for the three months ended March 31, 2002.

   At March 31, 2002, Arch had $66 million of cash. In addition, in connection with the chapter 11 filing, the Debtors obtained a $50 million debtor-in-possession credit facility from a group of lenders led by Toronto Dominion (Texas), Inc. (the "DIP financing"). Arch believes, based on information presently available to it, that cash available from operations will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future under its confirmed plan of reorganization. However, the ability of Arch to continue as a going concern following the effectiveness of the plan of reorganization (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-debtor subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, the ability of Arch to maintain adequate cash on hand and the ability of Arch to generate cash from operations.

   In connection with the bankruptcy filing, if the aggregate average daily cash balance for any fiscal month exceeds $45 million, Arch is required to pay the pre-petition secured lenders such excess less amounts due under the DIP credit facility, provided, however, that after such payment the aggregate cash balance shall not be less than $45 million. Such cash payment is to be applied to the outstanding principal amount of the pre-petition secured debt. In the three months ended March 31, 2002, Arch paid $42.6 million pursuant to this provision and in April 2002, Arch paid $15.7 million pursuant to this provision.

   The condensed financial statements of the Debtors are presented as follows:

                               ARCH WIRELESS, INC.
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                                 (in thousands)

                                                            MARCH 31,     DECEMBER 31,
                              ASSETS                          2002            2001
Current assets:
   Cash and cash equivalents ...........................   $    64,492    $    70,131
   Accounts receivable, net ............................        69,608         88,557
   Inventories .........................................         2,247            820
   Prepaid expenses and other ..........................        86,783         81,758
                                                           -----------    -----------
      Total current assets .............................       223,130        241,266
                                                           -----------    -----------
Property and equipment, at cost ........................     1,413,730      1,421,318
Less accumulated depreciation and amortization .........    (1,044,492)    (1,028,653)
                                                           -----------    -----------
Property and equipment, net ............................       369,238        392,665
                                                           -----------    -----------
Intangible and other assets, net .......................         7,054          7,054
                                                           -----------    -----------
                                                           $   599,422    $   640,985
                                                           ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
   Current liabilities:
      Accounts payable .................................   $     7,691    $     8,718
      Accrued expenses and other liabilities ...........       114,304        118,487
                                                           -----------    -----------
   Total current liabilities ...........................       121,995        127,205
                                                           -----------    -----------
   Other long-term liabilities .........................        14,258         15,298
                                                           -----------    -----------
Liabilities subject to compromise ......................     2,053,636      2,096,280
                                                           -----------    -----------
Stockholders' equity (deficit):
   Common stock--$.01 par value ........................         1,824          1,824
   Additional paid-in capital ..........................     1,107,233      1,107,233
   Accumulated deficit .................................    (2,699,524)    (2,706,855)
                                                           -----------    -----------
      Total stockholders' equity (deficit) .............    (1,590,467)    (1,597,798)
                                                           -----------    -----------
                                                           $   599,422    $   640,985
                                                           ===========    ===========

                               ARCH WIRELESS, INC.
                  DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2002
                                 (in thousands)
Revenues ....................................................................   $ 229,005
Operating expenses:
   Cost of products sold (exclusive of items shown separately below) ........       5,183
   Service, rental and maintenance (exclusive of items shown separately below)     66,366
   Selling ..................................................................      21,500
   General and administrative (exclusive of items shown separately below) ...      73,802
   Depreciation and amortization ............................................      46,656
   Reorganization expense ...................................................       6,223
                                                                                ---------
      Total operating expenses ..............................................     219,730
                                                                                ---------
Operating income (loss) .....................................................       9,275
Interest expense, net (unrecorded contractual interest $45,592) .............        (701)
Other expense ...............................................................      (1,243)
                                                                                ---------
Net income (loss) ...........................................................   $   7,331
                                                                                =========

                               ARCH WIRELESS, INC.
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2002
                                 (in thousands)

        Net cash provided by operating activities ..........   $ 60,260
                                                               --------

        Cash flows from investing activities:
           Additions to property and equipment, net ........    (23,269)
           Additions to intangible and other assets ........       --
                                                               --------
        Net cash provided by investing activities ..........    (23,269)
                                                               --------

        Cash flows from financing activities:
           Repayment of long-term debt .....................    (42,630)
                                                               --------
        Net cash used in financing activities ..............    (42,630)
                                                               --------

        Net (decrease) increase in cash and cash equivalents     (5,639)
        Cash and cash equivalents, beginning of period .....     70,131
                                                               --------
        Cash and cash equivalents, end of period ...........   $ 64,492
                                                               ========

        Supplemental disclosure:
        Interest paid ......................................   $    701
                                                               ========
        Reorganization expenses paid .......................   $  4,317
                                                               ========


   The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items (in thousands):

                                                       MARCH 31,   DECEMBER 31,
                                                         2002          2001
   Accounts payable ...............................   $   22,642   $   21,790
   Accrued restructuring ..........................       17,340       17,496
   Accrued expenses ...............................       45,652       45,664
   Accrued interest ...............................      109,523      109,523
   Debt ...........................................    1,693,059    1,735,689
   Other long-term liabilities ....................       45,720       46,418
   Series C and series F redeemable preferred stock      119,700      119,700
                                                      ----------   ----------
   Total liabilities subject to compromise ........   $2,053,636   $2,096,280
                                                      ==========   ==========


      (c) Risks and Other Important Factors- Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. for sufficient terminals and transmitters to meet its expansion and replacement requirements. Both Motorola and Glenayre have publicly announced their intentions to discontinue the production of messaging devices and network equipment. Arch has entered into a supply agreement with Motorola pursuant to which Motorola will supply Arch with a sufficient number of messaging devices to meet expected inventory requirements through September 30, 2002. Arch has entered into an agreement with Glenayre which will provide it with certain continued services and equipment for two years and the option to license upgrades to its network software under certain circumstances. In addition, Arch has entered into development agreements with certain other vendors to obtain alternative sources of messaging devices and network equipment. Significant delays in developing these alternative sources could lead to disruptions in operations and adverse financial consequences. There can be no assurance that Arch will be able to secure alternative sources of messaging devices and network equipment.

      (d) Current maturities of long-term debt - Arch's Canadian subsidiaries are in default under their credit agreements; as a result Arch has classified this debt as current. The Canadian subsidiaries were not included in Arch's chapter 11 filing.

      (e) Recent Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Arch adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to cease amortization of certain assets and provides a methodology to test these assets for impairment on a periodic basis. Arch did not have any assets subject to SFAS No. 142 on its balance sheet as of January 1, 2002 and therefore the adoption had no impact on Arch's results of operations or financial condition. Depreciation and amortization expense in the first quarter of 2001 would have been reduced by $54.4 million had the provisions of this statement been applied to that period.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Arch adopted SFAS No. 144 on January 1, 2002, the adoption had no impact on Arch's results of operations or financial condition.

      (f) Segment Reporting - Arch has determined that it has three reportable segments; traditional paging operations, two-way messaging operations and international operations. Management makes operating decisions and assesses individual performances based on the performance of these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's U.S. customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's U.S. customers. International operations consist of the operations of the Company's Canadian subsidiary.

   Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

   The following tables present segment financial information related to the Company's segments for the periods indicated (in thousands):

     March 31, 2002                                 Traditional    Two-way Messaging  International
     --------------                               Paging Operations    Operations       Operations       Consolidated
                                                  -----------------    ----------       ----------       ------------
     Revenues...................................     $    196,278     $     32,727      $      4,540     $    233,545
     Depreciation and amortization expense......           25,307           21,349             2,275           48,931
     Operating income (loss)....................           24,179          (14,823)           (2,292)           7,064
     Adjusted EBITDA(1).........................           55,621            6,526                71           62,218
     Total assets...............................          335,700          220,180            51,101          606,981
     Capital expenditures.......................           11,825           11,444               192           23,461

     March 31, 2001                                 Traditional    Two-way Messaging  International
     --------------                               Paging Operations    Operations       Operations       Consolidated
                                                  -----------------    ----------       ----------       ------------
     Revenues...................................     $    305,266     $     17,247      $      4,916     $    327,429
     Depreciation and amortization expense......          228,174           13,874             5,040          247,088
     Operating income (loss)....................         (131,673)         (21,582)           (4,291)        (157,546)
     Adjusted EBITDA(1).........................           96,501           (7,708)              749           89,542
     Total assets...............................        1,801,531          261,600            55,499        2,118,630
     Capital expenditures.......................           17,270           10,337               900           28,507

     (1) Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, reorganization expense and extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions among other things.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion and analysis of financial condition and results of operations should be read in conjunction with Management's discussion and analysis of financial condition and results of operations included in Arch's Annual Report on Form 10-K for the year ended December 31, 2001. Arch considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

RESULTS OF OPERATIONS

   Revenues decreased to $233.5 million, a 28.7% decrease, for the three months ended March 31, 2002 from $327.4 million for the three months ended March 31, 2001 as the number of units in service decreased from 11.1 million at March 31, 2001 to 7.7 million at March 31, 2002. Net revenues (revenues less cost of products sold) decreased to $228.1 million, a 27.8% decrease, for the three months ended March 31, 2002 from $315.9 million for the corresponding 2001 period. Revenues and net revenues in the periods ended March 31, 2001 and 2002 were adversely affected by the declining demand for traditional paging services which led to net subscriber cancellations of 759,000 units in service for the quarter ended March 31, 2002.

   Two-way messaging revenues increased to $32.7 million, 14.0% of total revenue, in the three months ended March 31, 2002 from $17.2 million, 5.3% of total revenue, in the corresponding 2001 period. Two-way messaging net revenues increased to $28.5 million, 12.5% of total net revenue, in the three months ended March 31, 2002 from $14.5 million, 4.6% of total net revenues, in the three months ended March 31, 2001. Two-way units in service increased from 215,000 at March 31, 2001 to 360,000 at March 31, 2002.

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and product sales. Product sales represented less than 10% of total revenues for the three months ended March 31, 2002 and 2001. Arch does not differentiate between service and rental revenues.

   The demand for traditional messaging services declined in 2001. Arch believes that demand for traditional messaging services will continue to decline in the foreseeable future and that future growth in the wireless messaging industry, if any, will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2002 as the addition of two-way messaging subscribers will be exceeded by losses of traditional messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, decreased to $67.6 million, or 29.6% of net revenues, in the three months ended March 31, 2002 from $81.0 million, or 25.7% of net revenues, in the three months ended March 31, 2001. Since many of these costs are fixed in the short term, Arch has not been able to reduce its service, rental and maintenance expenses to date at the same rate of decline as units in service and net revenues, resulting in an increase as a percentage of net revenues. For the three months ended March 31, 2002 and 2001, there was $11.7 million and $11.1 million, respectively, of service, rental and maintenance expenses associated with the provision of two-way messaging and information services.

   Selling expenses decreased to $22.2 million, or 9.7% of net revenues, for the three months ended March 31, 2002 from $36.7 million, or 11.6% of net revenues, for the corresponding 2001 period. The decrease was due to reduced headcount resulting from the integration of Arch and PageNet sales forces and the consolidation of operating divisions. Selling expenses related to two-way messaging and information services were $7.0 million and $7.2 million for the three months ended March 31, 2002 and 2001, respectively.

   General and administrative expenses decreased to $76.1 million, or 33.4% of net revenues, for the three months ended March 31, 2002 from $108.7 million, or 34.4% of net revenues, in the corresponding 2001 period. The decrease was due to various cost savings initiatives including workforce reductions, facilities closures and operating division consolidations. General and administrative expenses associated with the provision of two-way messaging and information services were $3.2 million in the 2002 period and $3.9 million in the 2001 period.

   Depreciation and amortization expenses decreased to $48.9 million for the three months ended March 31, 2002 from $247.1 million for the three months ended March 31, 2001. The decrease in these expenses is principally due to the reduction in the carrying value of Arch's fixed and intangible assets as a result of a $976.2 million impairment charge recorded in June 2001.

   Reorganization expense was $6.2 million in the three months ended March 31, 2002. These expenses consisted of professional and other fees associated with the bankruptcy filing.

   Operating income was $7.1 million for the three months ended March 31, 2002 compared to an operating loss of $157.5 million in 2001, as a result of the factors outlined above.

   Net interest expense decreased to $1.3 million for the three months ended March 31, 2002 from $63.9 million for the corresponding 2001 period. As a result of its filing for protection under chapter 11, Arch stopped recording interest expense on its bank debt and senior notes. Contractual interest expense not accrued or recorded for the three months ended March 31, 2002 on pre-petition debt was $45.6 million.

   Other expense decreased to $1.2 million for the three months ended March 31, 2002 from $8.2 million for the three months ended March 31, 2001. In 2001, other expense included a $5.9 million charge resulting from the application of SFAS No. 133.

   For the three months ended March 31, 2001, Arch recognized extraordinary gains of $15.0 million on the retirement of debt exchanged for Arch stock.

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

   Net income was $4.5 million for the three months ended March 31, 2002 compared to a net loss of $186.0 million for the corresponding 2001 period, as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch, and substantially all of its domestic subsidiaries, filed for chapter 11 bankruptcy protection on December 6, 2001 and subsequently entered into a debtor-in-possession credit facility. The matters discussed under this caption "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the chapter 11 reorganization. During the quarterly period ended March 31, 2002, the proceedings relating to the chapter 11 case involved, or resulted in, various restrictions on Arch's activities, limitations on financings, the need to obtain bankruptcy court approval for various matters and uncertainty as to relationships with venders, suppliers, customers and others with whom Arch conducted or sought to conduct business. At March 31, 2002, Arch had $66.4 million in cash and cash equivalents. During the pendency of the chapter 11 cases, if the aggregate average daily cash balance for any fiscal month exceeded $45 million, Arch was required to repay such excess amounts less amounts due under the DIP credit facility to the secured lenders on a monthly basis. In addition, the plan of reorganization confirmed on May 15, 2002, provides that Arch will repay the secured creditors to the extent the cash balance plus available borrowings under a revolving credit facility on the effective date of the plan, if any, less a reserve for reasonable anticipated administrative expenses exceeds $45 million.

   Arch's business requires the availability of substantial funds to finance capital expenditures for subscriber equipment and network system equipment and to service debt once Arch emerges from chapter 11.

CAPITAL EXPENDITURES AND COMMITMENTS

   Arch's capital expenditures decreased from $28.5 million for the three months ended March 31, 2001 to $23.5 million for the three months ended March 31, 2002. These capital expenditures primarily include the purchase of wireless messaging devices, system and transmission equipment, and information systems. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch estimates that capital expenditures for 2002 will be approximately $100 million. These expenditures will be used primarily for subscriber equipment, network infrastructure, information systems and expansion of Arch's two-way messaging network. However, the actual amount of capital required by Arch will depend on a number of factors, including; subscriber growth, the type of products and services demanded by customers, service revenues, and the nature and timing of Arch's strategy to enhance its two-way messaging networks.

ADEQUACY OF CAPITAL RESOURCES

   As discussed above, during the quarterly period ended March 31, 2002, Arch and substantially all of its domestic subsidiaries operated their businesses as debtors-in-possession under chapter 11 of the bankruptcy code. Arch incurred significant professional fees and other restructuring costs in connection with the chapter 11 case and the restructuring of its business operations. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, Arch anticipates that its cash flow from operations, together with cash on hand will be adequate to meet its anticipated cash requirements for the foreseeable future under its confirmed plan of reorganization.

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

Although Arch's plan of reorganization has been confirmed by the bankruptcy court, Arch's bankruptcy may have adversely affected its business relationships.

   The bankruptcy court confirmed Arch's plan of reorganization on May 15, 2002, and Arch will operate as a reorganized entity following its emergence from chapter 11 in late May. However, Arch's bankruptcy filing could continue to present Arch with additional challenges. For example, Arch's business may be adversely affected by the taint associated with a bankruptcy petition filing. Arch may also experience possible problems with its relationships with its creditors, customers, suppliers and employees; and its ability to attract and retain key employees may be adversely affected. Additionally, although Arch believes that is has good relationships with its suppliers and vendors, there can be no assurance that they will continue to provide goods and services to Arch due to concerns regarding Arch's credit worthiness resulting from the chapter 11 proceedings.

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results.

   During 2000, units in service decreased by 2,073,000 units, 888,000 due to subscriber cancellations and 1,185,000 due to definitional changes, excluding the addition of subscribers from the PageNet acquisition. During 2001, units in service decreased by an additional 3,394,000 units due to subscriber cancellations. During the first quarter of 2002, units in service decreased 759,000 units due to subscriber cancellations. The demand for traditional messaging services declined in 2000 and 2001 and Arch believes it will continue to decline in the foreseeable future. Arch believes that future growth in the wireless messaging industry, if any, will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service and revenue during 2002 as the addition of two-way messaging subscribers will be exceeded by losses of traditional messaging subscribers.

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

Because Arch depends on Motorola for pagers, on Glenayre for other equipment, on a limited number of vendors for satellite transmission and on a concentration of vendors for site leases, Arch's operations may be disrupted if it is unable to obtain equipment or services from them in the future.

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. for sufficient terminals and transmitters to meet its expansion and replacement requirements. Both Motorola and Glenayre have publicly announced their intentions to discontinue the production of messaging devices and network equipment. Arch has entered into a supply agreement with Motorola pursuant to which Motorola will supply Arch with a sufficient number of messaging devices to meet expected inventory requirements through September 30, 2002. Arch has entered into an agreement with Glenayre which will provide it with certain continued services and equipment for two years and the option to license upgrades to its network software under certain circumstances. In addition, Arch has entered into development agreements with certain other vendors to obtain alternative sources of messaging devices and network equipment. Significant delays in developing these alternative sources could lead to disruptions in operations and adverse financial consequences. There can be no assurance that Arch will be able to secure alternative sources of messaging devices and network equipment.

   Approximately 35% of Arch's lease payments for tower sites are made to two site lessors. Arch has negotiated amendments to existing leases with these and other lessors. There can be no assurances that the bankruptcy court will approve these lease amendments or that the other ongoing negotiations will result in amendments to existing lease arrangements that will allow Arch to reduce future lease payments as a result of Arch's efforts to reduce the number of tower sites it leases through rationalization of Arch's existing messaging networks. If no other agreements are reached, there could be a material adverse effect on Arch's ability to reduce its future operating costs.

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

SENIOR SECURED DEBT, VARIABLE RATE DEBT:

   Borrowings outstanding under Arch's credit facility are secured by substantially all of Arch's assets. This debt trades and is quoted regularly, therefore the fair value at March 31, 2002 was determined with reference to market quotes. Arch considers the fair value of the Canadian bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest and is not known to be traded and/or quoted.

                                        WEIGHTED AVERAGE                          INTEREST
PRINCIPAL BALANCE      FAIR VALUE         INTEREST RATE    SCHEDULED MATURITY   PAYMENTS DUE
-----------------      ----------         -------------    ------------------   ------------
 $1.081 billion      $162.1 million           11.5%               2006           Quarterly
 $65.2 million        $65.2 million            8.4%               2004           Quarterly


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

SENIOR SUBORDINATED NOTES, FIXED RATE DEBT:

   Arch's fixed rate senior notes are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of March 31, 2002. As previously noted, Arch filed for chapter 11 bankruptcy protection on December 6, 2001 and trades for the debt issues are now infrequent. In addition, Arch's plan of reorganization, which was confirmed by the bankruptcy court on May 15, 2002, provides that holders of Arch's 9 1/2% and 14% senior notes and the lenders under Arch's credit facility will receive in tHE aggregate (1) $200 million of new 10% Subordinated Secured Notes due 2007 to be issued by AWHI; (2) $100 million of new 12% Subordinated Secured Compounding Notes due 2009 to be issued by AWHI; (3) 14,648,854 shares of new common stock to be issued by Arch; and (4) 100% of the cash available for distribution. Holders of the 12 3/4% aND 13 3/4% senior notes, along with all other unsecured creditors of AWCI, will receive a pro rata share of 66,902 shares of new common stock to be issued by Arch. Under the terms of the second modification to the plan, the unsecured creditors of AWCI, exclusive of secured creditor deficiency claims, will receive a pro rata share of a special distribution of 234,244 shares of new common stock to be issued by Arch. Holders of the 10 7/8% senior discount notes will receive no distribution under the proposed plan.

PRINCIPAL BALANCE     FAIR VALUE       STATED INTEREST RATE     SCHEDULED MATURITY
-----------------     ----------       --------------------     ------------------
 $113.1 million      $    --                  10 7/8%                  2008
 $122.9 million      $7.7 million              9 1/2%                  2004
 $ 98.3 million     $6.1 million               14%                    2004
 $130.0 million      $650 thousand            12 3/4%                  2007
 $147.0 million      $735 thousand            13 3/4%                  2008




                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. ("AWCI"), a wholly-ownED subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of Arch's other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. ("AWHI"), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. From December 6, 2001 through May 15, 2002, Arch and its domestic subsidiaries operated their businesses and managed their property as debtors in possession under the Bankruptcy Code. Arch and substantially all of its domestic subsidiaries filed a plan of reorganization with the bankruptcy court on January 15, 2002, which was amended on March 13, 2002 and subsequently modified on May 8, 2002 and May 14, 2002. On May 15, 2002, the bankruptcy court entered an order confirming the plan of reorganization, as modified, and the plan is expected to become effective in late May. As a result of the bankruptcy court's order confirming the plan of reorganization, Arch and its domestic subsidiaries will operate as reorganized entities following their emergence from chapter 11.

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

         (a) No exhibits are filed as part of this Quarterly Report on Form
            10-Q.



         (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

         Current Report on Form 8-K dated January 15, 2002 (reporting the filing of Arch's Joint Plan of Reorganization with the bankruptcy court).

         Current Report on Form 8-K dated January 18, 2002 (reporting the filing of Arch's Disclosure Statement with the bankruptcy court).

         Current Report on Form 8-K dated January 30, 2002 (reporting the filing of Arch's December 2001 Operating Report with the bankruptcy court).

         Current Report on Form 8-K dated March 1, 2002 (reporting the filing of
            Arch's January 2002 Operating Report with the bankruptcy court).

         Current Report on Form 8-K dated March 11, 2002 (reporting the filing of Arch's Amended Joint Plan of Reorganization and Disclosure Statement with the bankruptcy court).

         Current Report on Form 8-K dated March 28, 2002 (reporting the filing of Arch's February 2002 Operating Report with the bankruptcy court).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ARCH WIRELESS, INC.





Dated:  May 15, 2002                   By: /S/ J. ROY POTTLE
                                          ---------------------------------
                                          J. Roy Pottle
                                          Executive Vice President and
                                          Chief Financial Officer