Form 10-K/A
period 2001-12-31
ARCH WIRELESS INC
filed 2002-06-13
CIK 915390

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

                                                                          YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1997        1998       1999        2000        2001
                                                         ----------  ---------- ----------  ---------- -----------
                                                               (dollars in thousands except per share amounts)
STATEMENTS OF OPERATIONS DATA:
   Revenues............................................  $  396,841  $  413,635 $  641,824  $  851,082 $ 1,163,514

   Operating expenses:
     Cost of products sold (exclusive of items shown
       separately below)...............................      29,158      29,953     34,954      35,861      42,301
     Service, rental and maintenance (exclusive of items
       shown separately below).........................      79,836      80,782    132,400     182,993     306,256
     Selling...........................................      51,474      49,132     84,249     107,208     138,341
     General and administrative (exclusive of items
       shown separately below).........................     106,041     112,181    180,726     263,901     388,979
     Depreciation and amortization.....................     232,347     221,316    309,434     500,831   1,584,482
     Reorganization expense............................          --          --         --          --     154,927
     Other operating expenses..........................          --      14,700     (2,200)      5,425       7,890
                                                         ----------  ---------- ----------  ---------- -----------
   Operating income (loss).............................    (102,015)    (94,429)   (97,739)   (245,137) (1,459,662)
   Interest and non-operating expenses, net............     (97,159)   (104,213)  (188,249)   (169,252)   (258,870)
   Equity in loss of affiliate.........................      (3,872)     (5,689)    (3,200)         --          --
                                                         ----------  ---------- ----------  ---------- -----------
   Income (loss) before income tax benefit,
     extraordinary items and accounting changes........    (203,046)   (204,331)  (289,188)   (414,389) (1,718,532)
   Income tax benefit..................................      21,172          --         --      46,006     121,994
                                                         ----------  ---------- ----------  ---------- -----------
   Income (loss) before extraordinary items and
     accounting changes................................    (181,874)   (204,331)  (289,188)   (368,383) (1,596,538)
   Extraordinary items.................................          --      (1,720)     6,963      58,603      34,229
   Cumulative effect of accounting changes.............          --          --     (3,361)                 (6,794)
                                                         ----------  ---------- ----------  ---------- -----------
   Net income (loss)...................................  $ (181,874) $ (206,051)$ (285,586) $ (309,780)$(1,569,103)
                                                         ==========  ========== ==========  ========== ===========

   Basic/diluted income (loss) per common share before
     extraordinary items and accounting changes........  $   (26.31) $   (29.34)$    (9.21) $    (4.86)$    (8.98)
   Extraordinary items per basic/diluted common share..          --       (0.25)      0.22        0.76       0.19
   Cumulative effect of accounting changes per
     basic/diluted common share........................          --          --      (0.11)         --      (0.04)
                                                         ----------  ---------- ----------  ---------- ----------
   Basic/diluted net income per common share...........  $   (26.31) $   (29.59)$    (9.10) $    (4.10)$    (8.83)
                                                         ==========  ========== ==========  ========== ==========

OTHER OPERATING DATA:
   Capital expenditures, excluding acquisitions........  $  102,769  $  113,184 $  113,651  $  140,285 $  109,485
   Cash flows provided by operating activities.........  $   63,590  $   83,380 $   99,536  $   32,325 $   47,371
   Cash flows provided by (used in) investing activities $ (102,769) $  (82,868)$ (627,166) $  (92,500)$   65,619
   Cash flows provided by (used in) financing activities $   39,010  $   (2,207)$  529,158  $  111,996 $  (95,201)
   Adjusted earnings before interest, income taxes,
     depreciation and amortization.....................  $  130,332  $  141,587 $  209,495  $  261,119 $  287,637
   Adjusted earnings before interest, income taxes,
     depreciation and amortization margin..............          35%         37%        35%         32%        26%
   Units in service at end of period...................   3,890,000   4,276,000  6,949,000  11,894,000  8,500,000

                                                                             AS OF DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1997        1998       1999        2000        2001
                                                         ----------  ---------- ----------  ---------- -----------
BALANCE SHEET DATA:                                                         (dollars in thousands)
   Current assets......................................  $   51,025  $   50,712 $   85,303  $  211,443 $   244,453
   Total assets........................................   1,020,720     904,285  1,353,045   2,309,609     651,633
   Long-term debt, less current maturities (1).........     968,896   1,001,224  1,322,508   1,679,219          --
   Liabilities subject to compromise (1)...............          --          --         --          --   2,096,280
   Redeemable preferred stock (1)......................          --          --     28,176      30,505          --
   Stockholders' equity (deficit)......................     (33,255)   (213,463)  (245,735)    (94,264) (1,656,911)

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

   The following table reconciles net income to the presentation of adjusted earnings before interest, income taxes, depreciation and amortization:

                                                                          YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1997        1998       1999        2000        2001
                                                         ----------  ---------- ----------  ---------- -----------
                                                                           (dollars in thousand)
   Net income (loss)...................................  $ (181,874) $ (206,051)$ (285,586) $ (309,780) $(1,569,103)
   Interest and non-operating expenses, net............      97,159     104,213    188,249     169,252      258,870
   Income tax benefit..................................     (21,172)         --         --     (46,006)    (121,994)
   Depreciation and amortization.......................     232,347     221,316    309,434     500,831    1,584,482
   Reorganization expense..............................          --          --         --          --      154,927
   Other operating expenses............................          --      14,700     (2,200)      5,425        7,890
   Equity in loss of affiliate.........................       3,872       5,689      3,200          --           --
   Extraordinary item..................................          --       1,720     (6,963)    (58,603)     (34,229)
   Cumulative effect of accounting change..............          --          --      3,361          --        6,794
                                                         ----------  ---------- ----------  ----------  -----------
   Adjusted earnings before interest, income taxes,
     depreciation and amortization..................... $   130,332 $   141,587 $   209,495 $   261,119 $   287,637
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

   The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues within each of our operating regions will not fluctuate.

   Projected revenues are based on our estimate of units in service and average revenue per unit. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service.

   Projected operating expenses are based upon historical experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from assumed synergies achieved from the integration of PageNet and other cost saving initiatives resulting from a projected decline in total revenue.

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

   General and administrative expenses increased to $389.0 million, or 34.7% of net revenues, in 2001 from $263.9 million, or 32.4% of net revenues in 2000. The increase was due to increased headcount, administrative and facility costs associated with PageNet operations and increased accounts receivable loss provisions offset by various cost savings initiatives. These initiatives included workforce reductions, facilities closures and operating division consolidations which resulted in annualized savings of approximately $144 million. The accounts receivable loss provisions increased to $56.9 million in 2001 from $33 million in 2000, due primarily to a full year of PageNet operations. General and administrative expenses associated with the provision of two-way messaging and information services were $14.4 million in 2001 compared to $6.9 million in 2000.

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

                                       ARCH WIRELESS, INC.

                                       By:   /S/ J. ROY POTTLE
                                           ----------------------------------
                                           J. Roy Pottle
                                           Executive Vice President and Chief
                                           Financial Officer (principal
                                           financial officer and principal
                                           accounting officer)
     June 13, 2002

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

Notes to Consolidated Financial Statements..................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Wireless, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Wireless, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 2000, as restated (see Note 14), and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), as restated (see Note
14), and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Wireless, Inc. and subsidiaries as of December 31, 2000, as restated (see
Note 14), and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                            /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 7, 2002 (except
for the matter discussed in
Note 15 as to which the date
is May 29, 2002)

                               ARCH WIRELESS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                   December 31,
                                                                               2000           2001
                                                                           -----------    -----------
                                                                             RESTATED
                                   ASSETS
Current assets:
   Cash and cash equivalents ...........................................   $    55,007    $    72,200
   Accounts receivable (less reserves of $62,918 and $41,987 in 2000 and
     2001, respectively) ...............................................       134,396         90,158
   Inventories .........................................................         2,163            939
   Restricted cash .....................................................          --           34,579
   Prepaid expenses and other ..........................................        19,877         46,577
                                                                           -----------    -----------
     Total current assets ..............................................       211,443        244,453
                                                                           -----------    -----------
Property and equipment, at cost:
   Land, buildings and improvements ....................................        36,334         38,254
   Messaging and computer equipment ....................................     1,347,468      1,341,391
   Furniture, fixtures and vehicles ....................................        58,270         58,118
                                                                           -----------    -----------
                                                                             1,442,072      1,437,763
   Less accumulated depreciation and amortization ......................       444,650      1,031,741
                                                                           -----------    -----------
   Property and equipment, net .........................................       997,422        406,022
                                                                           -----------    -----------
Intangible and other assets (less accumulated amortization of $697,446
   and $1,518,461 in 2000 and 2001, respectively) ......................     1,100,744          1,158
                                                                           -----------    -----------
                                                                           $ 2,309,609    $   651,633
                                                                           ===========    ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
    Current liabilities:
       Current maturities of long-term debt ............................   $   177,341    $    67,271
       Accounts payable ................................................        55,282          9,028
       Accrued restructuring charges ...................................        60,424           --
       Accrued expenses ................................................       102,959         66,459
       Accrued interest ................................................        39,140              4
       Customer deposits ...............................................        18,273         10,677
       Deferred revenue ................................................        44,227         43,842
                                                                           -----------    -----------
         Total current liabilities .....................................       497,646        197,281
                                                                           -----------    -----------
    Long-term debt, less current maturities ............................     1,679,219           --
                                                                           -----------    -----------
    Other long-term liabilities ........................................        74,509         14,983
                                                                           -----------    -----------
    Deferred income taxes ..............................................       121,994           --
                                                                           -----------    -----------
Liabilities subject to compromise ......................................          --        2,096,280
                                                                           -----------    -----------
Commitments and contingencies
Redeemable preferred stock .............................................        30,505           --
                                                                           -----------    -----------
Stockholders' equity (deficit):
   Common stock--$.01 par value, authorized 320,000,000 shares, issued and outstanding: 161,536,656 and 182,434,590 shares in 2000 and
     2001, respectively ................................................         1,615          1,824
   Class B common stock--$.01 par value, authorized 10,000,000 shares;
     issued and outstanding: 1,991,945 and no shares in 2000 and 2001,
     respectively ......................................................            20           --
   Additional paid-in capital ..........................................     1,095,779      1,107,233
   Accumulated other comprehensive income ..............................           (82)         1,991
   Accumulated deficit .................................................    (1,191,596)    (2,767,959)
                                                                           -----------    -----------
     Total stockholders' equity (deficit) ..............................       (94,264)    (1,656,911)
                                                                           -----------    -----------
                                                                           $ 2,309,609    $   651,633
                                                                           ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                       Years Ended December 31,
                                                                1999             2000             2001
                                                                ----             ----             ----
Revenues ..............................................   $     641,824    $     851,082    $   1,163,514

Operating expenses:
   Cost of products sold (exclusive of items shown
     separately below) ................................          34,954           35,861           42,301
   Service, rental and maintenance (exclusive of items
     shown separately below) ..........................         132,400          182,993          306,256
   Selling ............................................          84,249          107,208          138,341
   General and administrative (exclusive of items
     shown separately below) ..........................         180,726          263,901          388,979
   Depreciation and amortization ......................         309,434          500,831        1,584,482
   Reorganization expense .............................            --               --            154,927
   Other operating expenses ...........................          (2,200)           5,425            7,890
                                                          -------------    -------------    -------------
     Total operating expenses .........................         739,563        1,096,219        2,623,176
                                                          -------------    -------------    -------------
Operating income (loss) ...............................         (97,739)        (245,137)      (1,459,662)
Interest expense (2001 unrecorded contractual interest
  $12,963) ............................................        (144,924)        (167,621)        (230,318)
Interest income .......................................           1,896            1,451            3,371
Other expense .........................................         (45,221)          (3,082)         (31,923)
Equity in loss of affiliate ...........................          (3,200)            --               --
                                                          -------------    -------------    -------------
Income (loss) before income tax benefit, extraordinary
   items and cumulative effect of changes in
   accounting principle ...............................        (289,188)        (414,389)      (1,718,532)
Benefit from income taxes .............................            --             46,006          121,994
                                                          -------------    -------------    -------------
Income (loss) before extraordinary items and
   cumulative effect of changes in accounting principle        (289,188)        (368,383)      (1,596,538)
Extraordinary gain (loss) from early extinguishment of
   debt ...............................................           6,963           58,603           34,229
Cumulative effect of changes in accounting principle ..          (3,361)            --             (6,794)
                                                          -------------    -------------    -------------
Net income (loss) .....................................        (285,586)        (309,780)      (1,569,103)
Accretion of redeemable preferred stock ...............            --             (4,223)            --
Preferred stock dividend ..............................          (2,146)          (2,329)          (7,260)
                                                          -------------    -------------    -------------
Net income (loss) applicable to common stockholders ...   $    (287,732)   $    (316,332)   $  (1,576,363)
                                                          =============    =============    =============
Basic/diluted income (loss) per common share before
   extraordinary item and cumulative effect of changes
   in accounting principle ............................   $       (9.21)   $       (4.86)   $       (8.98)
Extraordinary gain (loss) from early extinguishment of
   debt per basic/diluted common share ................            0.22             0.76             0.19
Cumulative effect of changes in accounting principle
   per basic/diluted common share .....................           (0.11)            --              (0.04)
                                                          -------------    -------------    -------------
Basic/diluted net income (loss) per common share ......   $       (9.10)   $       (4.10)   $       (8.83)
                                                          =============    =============    =============
Basic/diluted weighted average number of common shares
   outstanding ........................................      31,603,410       77,122,659      178,424,997
                                                          =============    =============    =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ARCH WIRELESS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)
                                    RESTATED

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
                                                                  ===========

                               ARCH WIRELESS, INC.
                  DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001
                                 (in thousands)
 Revenues .....................................................   $ 1,143,879

 Operating expenses:
    Cost of products sold (exclusive of items shown separately
      below) ..................................................        40,932
    Service, rental and maintenance (exclusive of items shown
      separately below) .......................................       301,306
    Selling ...................................................       135,476
    General and administrative (exclusive of items shown
      separately below) .......................................       381,212
    Depreciation and amortization .............................     1,537,789
    Reorganization expense.....................................       154,927
    Other operating expenses ..................................         7.890
                                                                  -----------
       Total operating expenses ...............................     2,559,532
                                                                  -----------
 Operating income (loss) ......................................    (1,415,653)
 Interest expense, net ........................................      (215,574)
 Other expense ................................................       (29,668)
                                                                  -----------
 Income (loss) before income tax benefit, extraordinary
    items and accounting change ...............................    (1,660,895)
 Benefit from income taxes ....................................       121,994
                                                                  -----------
 Income (loss) before extraordinary items and accounting change    (1,538,901)
 Extraordinary gain (loss) from early extinguishment of debt ..        34,229
 Cumulative effect of accounting change .......................        (6,794)
                                                                  -----------
 Net income (loss) ............................................   $(1,511,466)
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

   In connection with the bankruptcy filing, if the aggregate average daily cash balance for any fiscal month exceeds $45 million, Arch is required to pay the pre-petition secured lenders such excess less amounts due under the DIP credit facility, provided, however, that after such payment the aggregate cash balance shall not be less than $45 million. Such cash payment is to be applied to the outstanding principal amount of the pre-petition secured debt. In January 2002, Arch paid $13.5 million pursuant to this provision.

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


14.  Restatement of Financial Statements

   As more fully discussed in Note 6, the redeemable preferred series C convertible preferred stock is convertible, at Arch's option, into common stock. In order to retain this feature, Arch common stock must be listed on the Nasdaq National Market. On April 30, 2001, Arch was informed that its common stock was delisted from the Nasdaq National Market. As a result, Arch determined that the series C convertible preferred stock was more properly classified as temporary equity rather than permanent equity.

   The restatement of the financial statements with regard to the reclassification of the series C convertible preferred stock from permanent to temporary equity is reflected on the accompanying balance sheet as of December 31, 2000, as restated.

15.  Subsequent Event

   As more fully discussed in Note 2, Arch and substantially all of its domestic subsidiaries filed for relief under chapter 11 of the Bankruptcy Code on December 6, 2001. On May 29, 2002, Arch's plan of reorganization, which was confirmed by the Bankruptcy Court on May 15, 2002, became effective and Arch and its domestic subsidiaries are now operating their businesses and properties as reorganized entities pursuant to the plan.

                                  EXHIBIT INDEX

    99.1*      Letter to Commission pursuant to Temporary Note 3T


------------------
     *        Filed herewith.