Form 10-Q
period 2002-06-30
ARCH WIRELESS INC
filed 2002-08-14
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)
             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________

                         Commission File Number 0-23232

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,471,054 shares of the Company's Common Stock ($.001 par value) were outstanding as of August 13, 2002.

                               ARCH WIRELESS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Unaudited Consolidated Condensed Balance Sheets as of June 30, 2002
         (Reorganized Company) and December 31, 2001 (Predecessor Company)     3

         Unaudited Consolidated Condensed Statements of Operations
         for the One Month Ended June 30, 2002 (Reorganized Company),
         Two Months Ended May 31, 2002 and Three Months Ended June
         30, 2001 (Predecessor Company)                                        4

         Unaudited Consolidated Condensed Statements of Operations
         for the One Month Ended June 30, 2002 (Reorganized Company),
         Five Months Ended May 31, 2002 and Six Months Ended June 30,
         2001 (Predecessor Company)                                            5

         Unaudited Consolidated Condensed Statements of Cash Flows
         for the One Month Ended June 30, 2002 (Reorganized Company),
         Five Months Ended May 31, 2002 and Six Months Ended June 30,
         2001 (Predecessor Company)                                            6

         Unaudited Notes to Consolidated Condensed Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25
Item 2.  Changes in Securities and Use of Proceeds                            26
Item 3.  Defaults upon Senior Securities                                      26
Item 4.  Submission of Matters to a Vote of Security Holders                  26
Item 5.  Other Information                                                    26
Item 6.  Exhibits and Reports on Form 8-K                                     27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ARCH WIRELESS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (unaudited and in thousands)

                                                               Reorganized    Predecessor
                                                                 Company        Company
                                                                 -------        -------
                                                                 June 30,     December 31,
                                                                   2002           2001
                                                                   ----           ----
                                  ASSETS

Current assets:
     Cash and cash equivalents                                 $    43,371    $    72,200
     Accounts receivable, net                                       60,137         90,158
     Deposits                                                       20,247          2,624
     Prepaid rent                                                   11,865         12,882
     Restricted cash                                                  --           34,579
     Prepaid expenses and other                                     13,377         32,010
                                                               -----------    -----------
         Total current assets                                      148,997        244,453
                                                               -----------    -----------
Property and equipment                                             372,993      1,437,763
Less accumulated depreciation and amortization                      (5,976)    (1,031,741)
                                                               -----------    -----------
Property and equipment, net                                        367,017        406,022
                                                               -----------    -----------
Intangible and other assets, net                                    20,874          1,158
                                                               -----------    -----------
                                                               $   536,888    $   651,633
                                                               ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt                      $    60,766    $    67,271
     Accounts payable                                               10,291          9,028
     Accrued compensation and benefits                              11,797         14,618
     Accrued network costs                                          14,465         16,160
     Accrued property and sales taxes                               15,692         17,070
     Accrued interest                                                1,778              4
     Accrued other                                                  17,401         18,611
     Customer deposits and deferred revenue                         41,889         54,519
                                                               -----------    -----------
         Total current liabilities                                 174,079        197,281
                                                               -----------    -----------
Long-term debt, less current maturities                            246,067           --
                                                               -----------    -----------
Other long-term liabilities                                            150         14,983
                                                               -----------    -----------
Liabilities subject to compromise                                     --        2,096,280
                                                               -----------    -----------
Stockholders' equity (deficit):
     Common stock                                                       20          1,824
     Additional paid-in capital                                    121,456      1,107,233
     Deferred stock compensation                                    (5,226)          --
     Accumulated other comprehensive income                             (5)         1,991
     Retained earnings (accumulated deficit)                           347     (2,767,959)
                                                               -----------    -----------
         Total stockholders' equity (deficit)                      116,592     (1,656,911)
                                                               -----------    -----------
                                                               $   536,888    $   651,633
                                                               ===========    ===========

   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)

                                                          Reorganized
                                                            Company               Predecessor Company
                                                         -------------       ------------------------------
                                                           One Month           Two Months      Three Months
                                                         Ended June 30,       Ended May 31,   Ended June 30,
                                                              2002                2002             2001
                                                              ----                ----             ----
Revenues                                                 $      68,967       $     131,815    $     303,399

Operating expenses:
   Cost of products sold                                         1,202               5,016           11,120
   Service, rental, and maintenance (exclusive of
      depreciation, amortization and stock based
      and other compensation shown separately below)            21,374              38,380           76,504
   Selling                                                       5,954              13,134           38,968
   General and administrative (exclusive of
      depreciation, amortization and stock based and
      other compensation shown separately below)                23,471              40,540           98,525
   Depreciation and amortization                                12,567              33,789        1,220,886
   Stock based and other compensation                              888                --               --
                                                         -------------       -------------    -------------
     Total operating expenses                                   65,456             130,859        1,446,003
                                                         -------------       -------------    -------------
Operating income (loss)                                          3,511                 956       (1,142,604)
Interest expense, net                                           (3,016)               (904)         (52,658)
Gain on extinguishment of debt                                    --             1,621,355           19,273
Other income (expense)                                            (148)              1,354           (8,319)
                                                         -------------       -------------    -------------
Income (loss) before reorganization items, net
   and fresh start accounting adjustments                          347           1,622,761       (1,184,308)
Reorganization items, net                                         --               (16,280)            --
Fresh start accounting adjustments                                --                47,895             --
                                                         -------------       -------------    -------------
Income (loss) before income tax benefit and cumulative
   effect of change in accounting principle                        347           1,654,376       (1,184,308)
Benefit from income taxes                                         --                  --             82,500
                                                         -------------       -------------    -------------
Income (loss) before cumulative effect of change in
   accounting principle                                            347           1,654,376       (1,101,808)
Cumulative effect of change in accounting principle               --                  --               --
                                                         -------------       -------------    -------------
Net income (loss)                                                  347           1,654,376       (1,101,808)
Preferred stock dividend                                          --                  --             (1,429)
                                                         -------------       -------------    -------------
Net income (loss) applicable to common stockholders      $         347       $   1,654,376    $  (1,103,237)
                                                         =============       =============    =============

Basic/diluted net income (loss) per common share         $        0.02       $        9.07    $       (6.08)
                                                         =============       =============    =============
Basic/diluted weighted average number of common
   shares outstanding                                       20,000,000         182,424,530      181,425,387
                                                         =============       =============    =============




   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (unaudited and in thousands, except share and per share amounts)

                                                          Reorganized
                                                            Company               Predecessor Company
                                                         -------------       ------------------------------
                                                           One Month           Five Months      Six Months
                                                         Ended June 30,       Ended May 31,   Ended June 30,
                                                              2002                2002             2001
                                                              ----                ----             ----
Revenues                                                 $      68,967       $     365,360    $     630,828

Operating expenses:
   Cost of products sold                                         1,202              10,426           22,631
   Service, rental, and maintenance (exclusive of
      depreciation, amortization and stock based
      and other compensation shown separately below)            21,374             105,990          157,547
   Selling                                                       5,954              35,313           75,624
   General and administrative (exclusive of
      depreciation, amortization and stock based and
      other compensation shown separately below)                23,471             116,668          207,202
   Depreciation and amortization                                12,567              82,720        1,467,974
   Stock based and other compensation                              888                --               --
                                                         -------------       -------------    -------------
     Total operating expenses                                   65,456             351,117        1,930,978
                                                         -------------       -------------    -------------
Operating income (loss)                                          3,511              14,243       (1,300,150)
Interest expense, net                                           (3,016)             (2,178)        (116,585)
Gain on extinguishment of debt                                    --             1,621,355           34,229
Other income (expense)                                            (148)                110          (16,529)
                                                         -------------       -------------    -------------
Income (loss) before reorganization items, net
   and fresh start accounting adjustments                          347           1,633,530       (1,399,035)
Reorganization items, net                                         --               (22,503)            --
Fresh start accounting adjustments                                --                47,895             --
                                                         -------------       -------------    -------------
Income (loss) before income tax benefit and cumulative
   effect of change in accounting principle                        347           1,658,922       (1,399,035)
Benefit from income taxes                                         --                  --            118,000
                                                         -------------       -------------    -------------
Income (loss) before cumulative effect of change in
   accounting principle                                            347           1,658,922       (1,281,035)
Cumulative effect of change in accounting principle               --                  --             (6,794)
                                                         -------------       -------------    -------------
Net income (loss)                                                  347           1,658,922       (1,287,829)
Preferred stock dividend                                          --                  --             (2,031)
                                                         -------------       -------------    -------------
Net income (loss) applicable to common stockholders      $         347       $   1,658,922    $  (1,289,860)
                                                         =============       =============    =============

Basic/diluted net income (loss) per common share         $        0.02       $        9.09    $       (7.40)
                                                         =============       =============    =============
Basic/diluted weighted average number of common
   shares outstanding                                       20,000,000         182,434,590      174,348,947
                                                         =============       =============    =============




   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                          Reorganized
                                                            Company               Predecessor Company
                                                         -------------       ------------------------------
                                                           One Month           Five Months      Six Months
                                                         Ended June 30,       Ended May 31,   Ended June 30,
                                                              2002                2002             2001
                                                              ----                ----             ----
Net cash provided by (used for) operating activities       $  13,524           $  77,163        $ (15,435)
                                                           ---------           ---------        ---------

Cash flows from investing activities:

   Additions to property and equipment                        (9,497)            (44,474)         (71,483)
   Additions to intangible and other assets                     --                  --             (3,181)
   Proceeds from sale of FCC licenses                           --                  --            175,000
   Acquisition of company, net of cash acquired                 --                  --                104
                                                           ---------           ---------        ---------
Net cash (used for) provided by investing activities          (9,497)            (44,474)         100,440
                                                           ---------           ---------        ---------

Cash flows from financing activities:

   Issuance of long-term debt                                   --                  --              2,685
   Repayment of long-term debt                                  (183)            (65,394)        (178,111)
   Net proceeds from sales of preferred stock                   --                  --             75,000
                                                           ---------           ---------        ---------
Net cash used for financing activities                          (183)            (65,394)        (100,426)
                                                           ---------           ---------        ---------

Effect of exchange rate changes on cash                         --                    32              225
                                                           ---------           ---------        ---------
Net increase (decrease) in cash and cash equivalents           3,844             (32,673)         (15,196)
Cash and cash equivalents, beginning of period                39,527              72,200           55,007
                                                           ---------           ---------        ---------
Cash and cash equivalents, end of period                   $  43,371           $  39,527        $  39,811
                                                           =========           =========        =========

Supplemental disclosures:
   Interest paid                                           $    --             $   2,257        $  99,071
   Repayment of debt with restricted cash                  $    --             $  36,899        $    --
   Accretion of long-term debt                             $   1,067           $    --          $  21,083
   Issuance of new debt and common stock in exchange
      for Predecessor liabilities                          $    --             $ 416,101        $    --
   Reorganization expenses paid                            $    --             $  22,503        $    --
   Issuance of Predecessor common stock in exchange
      for debt                                             $    --             $    --          $  11,643
   Issuance of Predecessor preferred stock in exchange
      for debt                                             $    --             $    --          $   6,936





   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ARCH WIRELESS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 2001, has been prepared without audit. The consolidated condensed balance sheet at December 31, 2001 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments, except for those relating to fresh start accounting which are more fully discussed below, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K/A for the year ended December 31, 2001. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

      (b) Reorganization and Emergence from Chapter 11 - Basis of Presentation - Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. (AWCI), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch (as it existed prior to May 29, 2002, the "Predecessor Company") and 19 of its other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. (AWHI), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. From December 6, 2001 through May 28, 2002, Arch and its domestic subsidiaries (collectively, the "Debtors") operated their businesses and managed their property as debtors-in-possession under the Bankruptcy Code. On May 15, 2002, the bankruptcy court entered an order confirming the Debtors' First Amended Joint Plan of Reorganization, as modified, and the plan became effective on May 29, 2002. As a result of the bankruptcy court's order confirming the plan of reorganization, Arch (as it existed on and after May 29, 2002, the "Reorganized Company") and its domestic subsidiaries now operate as reorganized entities.

   The plan of reorganization provided for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Under the plan, holders of AWCI's 9 1/2% Senior Notes due 2004 and AWCI's 14% Senior Notes due 2004 and the lenders under AWHI's credit agreement (collectively, the "Secured Creditors") received in the aggregate (1) $200 million of new 10% Senior Subordinated Secured Notes due 2007 issued by AWHI; (2) $100 million of new 12% Subordinated Secured Compounding Notes due 2009 issued by AWHI; and (3) 14,648,854 shares of new common stock issued by Arch. The unsecured creditors of AWHI, including the deficiency claims of Secured Creditors, and its subsidiaries will receive a maximum of 3,600,000 shares of new common stock issued by Arch. In addition, pursuant to the first modification to the plan, the unsecured creditors of AWHI, exclusive of the deficiency claims of Secured Creditors, will receive a pro rata share of a special distribution of 550,000 shares of new common stock issued by Arch. Unsecured creditors of Arch and its subsidiaries other than AWCI and AWHI and its subsidiaries received no distribution. The unsecured creditors of AWCI, including the deficiency claims of the Secured Creditors, will receive a pro rata share of 66,902 shares of new common stock issued by Arch. Under the terms of the second modification to the plan, the unsecured creditors of AWCI, exclusive of Secured Creditor deficiency claims, will receive a pro rata share of a special distribution of 234,244 shares of new common stock issued by Arch. The plan provides that exactly 20,000,000 shares will be issued, however, the number of shares of new common stock to be distributed to individual former unsecured creditors and the actual distribution of such shares, is contingent upon the resolution of their individual claims. Holders of common and preferred equity interests of the Predecessor Company received no distributions under the plan and all pre-petition equity interests in Arch were cancelled. The plan also provided for the creation of the 2002 Stock Incentive Plan pursuant to which up to 950,000 shares of new common stock is distributable to management at $0.001 per share, 882,200 of which were distributed on the effective date of the plan, portions of which will vest on each of the first three anniversaries following the effective date. Except for the shares of new common stock issuable pursuant to the 2002 Stock Incentive Plan, the new common stock issued to the secured and unsecured creditors constituted 100% of the outstanding common stock on the effective date of the plan of reorganization.

   The accompanying Consolidated Condensed Financial Statements for the two and five months ended May 31, 2002 have been prepared in accordance with SOP 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

   As a result of the application of fresh start accounting, the Company's financial results during the three months ended June 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented. The Reorganized Company's financial statements are not comparable with those of the Predecessor Company's (see Note (g)).

   During the five months ended May 31, 2002, Arch recorded reorganization expense of $22.5 million consisting of $15.3 million of professional fees, $3.1 million of accrued retention costs and $4.1 million paid or accrued to settle specific pre-petition liabilities in conjunction with assumed contracts. Contractual interest expense not accrued or recorded on pre-petition debt totaled $30.4 million and $76.0 million for the two and five months ended May 31, 2002, respectively.

      (c) Fresh Start Accounting - Although May 29, 2002 was the effective date of the Company's emergence from bankruptcy, for financial reporting convenience, Arch accounted for the consummation of the plan as of May 31, 2002.

   The fair value of the Reorganized Company's long-term debt and equity on the effective date of the plan was determined to be $422.0 million ($416.1 million and $5.9 million related to domestic and Canadian operations, respectively). A third party financial advisor determined the value related to domestic operations based on a discounted cash flow analysis utilizing the Company's free cash flow projections for 2002 through 2006, discounted at rates ranging from 20% to 24%, and included the estimated effects of the Company's net operating loss carry-forwards. To approximate the value of all future free cash flows after the projection period, terminal free cash flow multiples ranging from 4.0 to 5.0 were applied to 2006 forecasted free cash flow. Management determined the value of the Canadian operations.

   In connection with Arch's emergence from chapter 11, the Company adopted fresh start accounting in accordance with SOP 90-7. The reorganization value of the Company was determined to be $535.2 million, which includes the fair value of the Reorganized Company's long-term debt and equity plus the fair value of current liabilities at the date of emergence of $113.2 million. Under SOP 90-7, the reorganization value was allocated to its tangible and identifiable intangible assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 141 "Business Combinations" and liabilities, including debt, were recorded at their net present values. The net effect of all the fresh start accounting adjustments resulted in a gain of $47.9 million, which is reflected in the Predecessor Company financial statements for the two and five months ended May 31, 2002.

   The effects of the plan and the application of fresh start accounting on the Predecessor Company's consolidated balance sheet were as follows:

                               ARCH WIRELESS, INC.
                REORGANIZED CONSOLIDATED CONDENSED BALANCE SHEET
                          (unaudited and in thousands)

                                               Predecessor                                        Reorganized
                                                 Company                                            Company
                                                 -------                                            -------
                                                 May 31,         Debt            Fresh Start        May 31,
                                                  2002         Discharge         Adjustments         2002
                                                  ----         ---------         -----------         ----
ASSETS
Current assets:
     Cash and cash equivalents                 $    39,527    $        --       $        --       $    39,527
     Accounts receivable, net                       58,679             --                --            58,679
     Prepaid expenses and other                     62,452             --           (16,325)(D)        46,127
                                               -----------    -----------       -----------       -----------
         Total current assets                      160,658             --           (16,325)          144,333
Property and equipment, net                        369,022            (54)(A)           564 (E)       369,532
Intangible and other assets, net                       265             --            21,110 (E)        21,375
                                               -----------    -----------       -----------       -----------
                                               $   529,945    $       (54)      $     5,349       $   535,240
                                               ===========    ===========       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt      $    30,190    $    30,000 (B)   $   (24,297)(F)   $    35,893
     Accounts payable                                8,945             --                --             8,945
     Accrued expenses                               61,835             --                --            61,835
     Customer deposits and deferred revenue         58,879             --           (16,413)(D)        42,466
                                               -----------    -----------       -----------       -----------
         Total current liabilities                 159,849         30,000           (40,710)          149,139
Liabilities subject to compromise                2,037,509     (2,037,509)(A)            --                --
Long-term debt, less current maturities                 --        270,000 (B)            --           270,000
Other long-term liabilities                          1,836             --            (1,836)(F)            --
Stockholders' equity (deficit)                  (1,669,249)     1,737,455 (C)        47,895           116,101
                                               -----------    -----------       -----------       -----------
                                               $   529,945    $       (54)      $     5,349       $   535,240
                                               ===========    ===========       ===========       ===========

------------
    (A)     Discharge of pre-petition obligations including deferred gain on a sale leaseback and write off of the associated fixed assets since the underlying lease agreement was rejected in conjunction with the reorganization.

    (B)     Record new long-term debt issued pursuant to the plan of reorganization.

    (C)     Record new common stock issued pursuant to the plan of reorganization valued at $116.1 million and the net gain on extinguishment of debt resulting from notes (A) and (B) above.

    (D)     Eliminate the deferred cost and related deferred revenue associated with SAB 101 revenue recognition as the asset has no value and no payment or service obligation exists for the
            Reorganized Company.

    (E)     Adjust property and equipment to the fair value of the assets based on an independent appraisal.

    (F)     Adjust Canadian debt to fair value.  Management determined the value of the bank debt in a manner consistent with the methodology used to value and restructure Arch's domestic subsidiaries.
            Management believes this method is reasonable since no market exists for this debt and the operations of the Canadian subsidiaries are largely identical to the operations of Arch's domestic subsidiaries. The Canadian subsidiaries are in default of several financial and other covenants associated with their bank debt, and are currently operating under a forbearance agreement with their lenders. The valuation was based on projected cash flows of the Canadian subsidiaries.

      (d) Long-lived Assets - Intangible and other assets of $20,874 (net of accumulated amortization) at June 30, 2002 include subscriber lists and FCC licenses that are being amortized over useful lives ranging from 3 to 5 years. Intangible and other assets are comprised of the following at June 30, 2002 (in thousands):

                                                             Gross Carrying   Accumulated
                                                                 Amount       Amortization    Net Balance
                                                                 ------       ------------    -----------
      Purchased subscriber lists                              $     13,072    $        363    $     12,709
      Purchased Federal Communications Commission licenses           8,300             138           8,162
      Other                                                              3              --               3
                                                              ------------    ------------  --------------
                                                              $     21,375    $        501    $     20,874
                                                              ============    ============    ============

   Aggregate amortization expense for intangible assets for the one month ended June 30, 2002 was $501,000. Estimated amortization expense for intangible assets for the remainder of 2002, and for fiscal years 2003 to 2006 is $3,009,000, $6,018,000, $6,018,000, $3,476,000 and $1,660,000, respectively.

   Arch recorded an impairment charge relating to its long-lived assets of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the accompanying statements of operations. These assets have been recorded at an estimate of their fair values upon emergence from bankruptcy, however, if the cash flow estimates, or the significant operating assumptions upon which those fair values are based, change in the future, Arch may be required to record additional impairment charges related to its long-lived assets.

      (e) Debt - Upon the effective date of the plan, all of Arch's pre-petition bank debt and senior notes, except debt issued by Arch's Canadian subsidiaries, were discharged and terminated. The $50 million debtor-in-possession credit facility obtained by the Debtors in connection with the chapter 11 filing was also terminated on the effective date of the plan of reorganization. No borrowings were outstanding on the debtor-in-possession credit facility.

   On the effective date of the plan of reorganization, AWHI issued $200 million of its 10% Senior Subordinated Secured Notes due 2007 and $100 million of its 12% Subordinated Secured Compounding Notes due 2009. The 10% notes accrue interest at 10% per annum payable semi-annually in arrears. The 10% notes are secured by a lien on substantially all the assets of Arch, excluding the assets of Arch's Canadian subsidiaries. AWHI is required to redeem $15 million of the 10% notes semi-annually. AWHI is also required to redeem the 10% notes semi-annually to the extent AWHI's cash balance exceeds certain levels. AWHI must also redeem the 10% notes from the net cash proceeds from: (1) the sale of assets in excess of $2 million and (2) certain amounts from insurance or condemnation proceeds. AWHI may redeem the 10% notes at any time prior to maturity, without premium or penalty. If a change of control (as defined in the indenture) occurs, AWHI will be required to make an offer to purchase the 10% notes at 100% of the outstanding principal amount plus accrued and unpaid interest through the purchase date. On July 31, 2002, Arch made a $10 million optional redemption of the 10% notes, plus accrued interest on the redemption amount and provided notice that it will make a $15 million optional redemption on the 10% notes on August 30, 2002. These optional redemption amounts have been classified as current maturities on the consolidated condensed balance sheet at June 30, 2002.

   The 12% notes accrue interest at 12% per annum payable semi-annually in arrears. Interest will accrue, and will compound semi-annually until the 10% notes are repaid in full, and thereafter interest will be paid semi-annually in cash. The 12% notes are secured by a second lien on substantially all the assets of Arch, excluding the assets of Arch's Canadian subsidiaries. Arch is prohibited from redeeming the 12% notes until the 10% notes are paid in full. Following the repayment in full of the 10% notes, AWHI will be required to redeem the 12% notes semi-annually to the extent AWHI's cash balance exceeds certain levels. AWHI must also redeem the 12% notes from the net cash proceeds from: (1) the sale of assets in excess of $2 million and (2) certain amounts from insurance or condemnation proceeds once the 10% notes have been paid in full. AWHI may redeem the 12% notes, after the 10% notes have been repaid in full, at a redemption price equal to the following percentage of the outstanding principal amount plus accrued and unpaid interest through the purchase date:
   o Prior to May 15, 2007 -- 106%;
   o May 15, 2007 to May 14, 2008 -- 104%;

   o May 15, 2008 to May 14, 2009 -- 102%;
   o on or after May 15, 2009 -- 100%.

   If a change in control (as defined in the indenture) occurs, AWHI will be required to make an offer to purchase the 12% notes at 101% of the outstanding principal amount plus accrued and unpaid interest through the purchase date.

   The indentures for the 10% and 12% notes impose restrictions on Arch and its subsidiaries, including the following:
   o prohibition on restricted payments, including cash dividends, redemptions of stock or stock equivalents and optional payments on debt subordinated to the notes;
   o  prohibition on incurring indebtedness;
   o  prohibition on liens on its assets;
   o prohibition on making or maintaining investments except for permitted cash-equivalent type investments;
   o prohibition on consolidations, mergers or sale of assets outside the ordinary course of business;
   o  prohibition on transactions with affiliates; and
   o compliance with certain quarterly financial covenants including, but not limited to, (i) minimum earnings before interest, income taxes, depreciation and amortization, (ii) minimum number of direct units in service, (iii) minimum total consolidated service, rental and maintenance revenues and (iv) maximum capital expenditures.

   Arch's Canadian subsidiaries are in default under their credit agreements; as a result Arch has classified this debt as current. At June 30, 2002, the carrying value of this debt was $5.9 million and the principal balance outstanding was $30.3 million. The Canadian subsidiaries were not included in Arch's chapter 11 filing. This debt is non-recourse to Arch Wireless, Inc. or any of its domestic subsidiaries.

      (f) New Common Stock - Upon the effective date of the plan of reorganization all of the Predecessor Company's preferred and common stock, and all stock options were cancelled. The Reorganized Company's authorized capital stock consists of 50,000,000 shares of common stock. Each share of common stock has a par value of $.001 per share. As of June 30, 2002, Arch had issued and outstanding 15,471,054 shares of common stock and the remaining 4,528,946 shares will be issued pursuant to the plan of reorganization from time to time as administrative claims are resolved. The plan provides that exactly 20,000,000 shares will be issued, however, the number of shares of new common stock to be distributed to individual former unsecured creditors is contingent upon the resolution of their individual claims. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at June 30, 2002.

   As provided in the plan of reorganization, the Company adopted the 2002 Stock Incentive Plan which authorizes the grant of up to 950,000 shares of common stock of the Reorganized Company to be issued pursuant to the plan. On May 29, 2002, 882,200 shares were issued, at $0.001 per share, to certain members of continuing management to vest 310,730 shares on each of May 29, 2003 and May 29, 2004 and 260,740 shares on May 29, 2005 subject to adjustment. Any unvested shares granted under the 2002 Stock Incentive Plan are subject to repurchase by the Company at the issue price of $0.001 per share if the employment of an employee entitled to such grant is terminated for any reason. The fair value of the shares was deemed to be $6.09 per share, therefore, compensation expense of approximately $5.4 million will be recognized ratably over the three year vesting period. The remaining shares will become issuable upon resolution of administrative claims to the extent allowable under the plan of reorganization.

      (g) Risks and Other Important Factors - Based on current and anticipated levels of operations, and efforts to effectively manage working capital, Arch's management anticipates that the Company's cash flow from operations, together with cash on hand, will be adequate to meet its anticipated cash requirements for the foreseeable future.

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

   Arch does not manufacture any of the messaging devices or other equipment that its customers need to take advantage of its services. The equipment used in Arch's operations is generally available for purchase from only a few sources. Historically, Arch has purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre Electronics, Inc.

   Both Motorola and Glenayre have publicly announced their intentions to discontinue the production of the messaging devices and network equipment Arch purchases from them. Arch has entered into a supply agreement with Motorola that requires Motorola to supply it with messaging devices through September 30, 2002. Arch believes the purchases in accordance with this agreement will be sufficient to meet its expected inventory requirements through March 31, 2003. Although Motorola had announced that Multitone Electronics would assume Motorola's role as a provider of messaging devices, they were unable to reach agreement with Multitone. Arch is therefore currently negotiating development agreements with other vendors to obtain alternative sources of messaging devices.

   Arch has entered into an agreement with Glenayre which will provide it with certain continued services and equipment into 2004 and the option to license upgrades to its network software under certain circumstances. In addition, Arch currently has excess network equipment as a result of its efforts to rationalize and deconstruct many of its one-way messaging networks and from prior acquisitions of network equipment. Additional network equipment for its two-way messaging network is also available from another vendor, Sonik Technologies, Inc.

   Significant delays in developing alternative sources of equipment could lead to disruptions in operations and adverse financial consequences. There can be no assurance that Arch will be able to secure alternative sources of messaging devices and all required network equipment.

      (h) Recent Accounting Pronouncements - Pursuant to the requirements of
SOP 90-7, which requires entities subject to fresh start accounting to adopt, in the fresh start reporting period, new accounting principles that will be required in the financial statements of the emerging entity within 12 months of the fresh start reporting period, Arch adopted the following pronouncements.

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

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Arch adopted SFAS No 143 on June 1, 2002, the adoption had no impact on Arch's results of operations or financial condition.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Arch adopted SFAS No. 144 on January 1, 2002, the adoption had no impact on Arch's results of operations or financial condition.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." In rescinding SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax effect. Arch adopted SFAS No. 145 and the Predecessor Company recorded a $1.6 billion gain on extinguishment of debt in the two month period ended May 31, 2002. In accordance with SFAS No. 145 this gain was recognized as other income. In addition, the gain on early extinguishment of debt recorded in the prior year has been reclassified as other income.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. Arch has adopted the provisions of SFAS No. 146. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      (i) Segment Reporting - In conjunction with its emergence from chapter 11 during the quarter ended June 30, 2002, Arch reassessed the segment disclosure requirements of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information". Due to various operational changes which occurred before and during the bankruptcy proceedings, such as the elimination of dedicated sales and management resources for two-way messaging, Arch no longer believes that its one-way messaging and two-way messaging operations meet the disclosure standards of separate operating segments as set forth in SFAS 131. Therefore, Arch believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

   Geographic Information

                         Reorganized
                           Company                              Predecessor Company
                         ------------       -------------------------------------------------------------
                           One Month          Two Months     Three Months     Five Months     Six Months
                        Ended June 30,       Ended May 31,  Ended June 30,   Ended May 31,  Ended June 30,
                             2002                2002            2001            2002            2001
                             ----                ----            ----            ----            ----
Revenues:
      United States      $     67,318        $    128,625    $    298,545    $    357,630    $    621,058
      Canada                    1,649               3,190           4,854           7,730           9,770
                         ------------        ------------    ------------    ------------    ------------
         Total           $     68,967        $    131,815    $    303,399    $    365,360    $    630,828
                         ============        ============    ============    ============    ============

                                                         Reorganized Company           Predecessor Company
                                                            June 30, 2002               December 31, 2001
                                                            -------------               -----------------
Long-lived assets:
      United States                                       $        382,595               $        392,783
      Canada                                                         5,296                         14,397
                                                          ----------------               ----------------
         Total                                            $        387,891               $        407,180
                                                          ================               ================

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

OVERVIEW

   The following discussion and analysis should be read in conjunction with Arch's consolidated financial statements and notes and the following subsections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Arch's Annual Report on Form 10-K/A: "Petition for Relief Under Chapter 11," "Overview," "PageNet Merger," "MobileMedia Merger," "Results of Operations" and "Inflation".

   On May 29, 2002, Arch emerged from proceedings under chapter 11 of the bankruptcy code. Pursuant to Arch's plan of reorganization, all of its former equity securities were cancelled and the holders of approximately $1.8 billion of its former indebtedness received securities which represent substantially all of Arch's consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes, $100 million aggregate principal amount of 12% subordinated secured compounding notes and approximately 95% of Arch's currently outstanding common stock. All but one of Arch's former directors have been replaced by new directors, although no changes have occurred in its senior management. Arch continued to operate its business throughout the chapter 11 proceedings, and as part of its overall strategy to increase operating margins, it has continued to reduce expenses by closing facilities, reducing the number of networks it operates and the number of persons it employs.

CRITICAL ACCOUNTING POLICIES

   The following discussion and analysis of financial condition and results of operations are based upon Arch's consolidated condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Arch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition and capitalization of device refurbishment costs. Arch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

   Impairment of Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," Arch evaluates the recoverability of the carrying value of its tangible and intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Arch must project cash flows which are based on various operating assumptions such as average revenue per unit in service, the rate at which subscribers discontinue service, sales productivity ratios and workforce productivity ratios. Management develops these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends.

   The projections assume that general economic conditions will continue unchanged throughout the projection period and that the potential impact of those economic conditions on capital spending and revenues within each of our operating regions will not fluctuate. Projected revenues are based on our estimates of units in service and average revenue per unit. Projected revenues assume a continued decline in one-way messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service. Projected operating expenses are based upon historical experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives implemented in response to the projected decline in total revenues.

   Arch recorded an impairment charge relating to its long-lived assets of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the accompanying statements of operations. These assets have been recorded at an estimate of their fair values upon emergence from bankruptcy, however, if the cash flow estimates, or the significant operating assumptions upon which those fair values are based, change in the future, Arch may be required to record additional impairment charges related to its long-lived assets.

   Reserves for Doubtful Accounts and Service Credits

   Arch records two reserves against its gross accounts receivable balance, an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and as a reduction of revenues, respectively.

   Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Arch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. Arch compares the ratio of the reserve to gross receivables to historical levels and Arch monitors amounts collected and related statistics. Arch's allowance for doubtful accounts was $22.5 million and $42.0 million at June 30, 2002 and December 31, 2001, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that future write-off experience will be consistent with historical rates, which could result in material differences in the allowance for doubtful accounts and related provisions.

   The allowance for service credits and the related provisions are based on historical credit percentages, current credit and aging trends and days sales outstanding for each business unit. A range of allowance balances is developed and an allowance is recorded within that range based on management's assessment of trends in days sales outstanding, aging characteristics and other operating factors. Arch's allowance for service credits was $12.9 million on June 30, 2002. While credits issued have been within our expectations and the provisions established, management cannot guarantee that future credit experience will be consistent with historical rates, which could result in material differences in the allowance for service credits and related provisions.

   Revenue Recognition

   Arch's revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices directly to customers and resellers. Arch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured. Arch believes, relative to the sale of one-way messaging devices, that all of these conditions are met and since the services are deemed not to be essential to the sale of the devices, product revenue is recognized at the time of shipment.

   Arch bundles the sale of two-way messaging devices with the related service and since, currently, the sale of the service is essential to the functionality of the device, Arch does not separately account for the sale of the device and the service. Revenue and the related cost of sales are recognized over the expected customer relationship, which is currently estimated to be two years. If the assumed length of the customer relationship differed significantly or technology advances resulted in the service being deemed not to be essential to the sale of the device; the timing of revenue and expense amortization and the carrying value of the related deferred revenue and cost could be materially affected. However, Arch's net income or loss would not be materially affected since the amount of revenue and expense amortized are substantially the same amount.

   Capitalization of Device Refurbishment Costs

   Arch incurs significant costs associated with messaging devices, including the purchase of new devices as well as the refurbishment of company-owned devices returned from customers. Device refurbishment falls into two general categories; cosmetic cleaning and repair of external components (i.e. lenses, clips, plastics, etc.) and significant refurbishment or replacement of internal components, including component level repair and changes, which allow the device to function on different messaging systems and at different frequencies. The costs associated with significant refurbishment extend the useful life of the device and allow the Company to forego the purchase of a new messaging device from equipment manufacturers. Therefore, these costs are capitalized to fixed assets and depreciated over a one year estimated life.

   Arch has approximately 4.5 million leased units in service as of June 30, 2002, which are subject to customer return primarily for cancellation of service or exchanges for different devices. Arch processes several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical, therefore, Arch capitalizes a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of an in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the three and six month periods ended June 30, 2002, $4.3 million and $8.9 million, respectively, were capitalized. Arch is in the process of reassessing the assumed capitalization rate. If the resulting capitalization rate differs from the historical rate, Arch's service, rental and maintenance expense and capital expenditures would be affected in equal and opposite amounts and depreciation expense would differ on a prospective basis.

RESULTS OF OPERATIONS

   For financial statement purposes, the Company's results of operations and cash flows have been separated as pre- and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See notes (b) and
(c) of Notes to Consolidated Condensed Financial Statements. For purposes of this Management's Discussion and Analysis, the Predecessor Company financial data has been compared in the section "Comparison of the Predecessor Company Results of Operations for the Two and Five Months Ended May 31, 2002 to the Three and Six Months Ended June 30, 2001" and certain financial data of the three and six months ended June 30, 2002 have been combined and discussed in relation to the corresponding periods of 2001 in the section "Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001". However, for the reasons described in notes (b) and (c) and due to other non-recurring adjustments, the Company's financial statements for the periods before Arch emerged from bankruptcy are not comparable to the Reorganized Company's financial statements for the one-month ended June 30, 2002, and Arch's results of operations prior to its emergence from bankruptcy, including the two-month period ended May 31, 2002, are not indicative of future results. These items are particularly noteworthy:

   o a gain of $1.6 billion recognized in the second quarter of 2002 from the discharge and termination of debt upon Arch's emergence from bankruptcy;

   o a gain of $47.9 million recognized in the second quarter of 2002 due to fresh start accounting adjustments;

   o reorganization expenses of $6.2 million and $16.3 million recognized in the first and second quarters of 2002, respectively and;

   o the non-accrual of $45.6 million and $30.4 million of contractual interest while the Company operated in bankruptcy in the first and second quarters of 2002, respectively.

   Comparison of the Predecessor Company Results of Operations for the Two and Five Months Ended May 31, 2002 to the Three and Six Months Ended June 30, 2001

   The Predecessor Company had no results of operations after the effective date of the plan of reorganization. Accordingly, there is one fewer month for each item discussed in each 2002 period which exacerbates the change from the periods in the prior year. Please see the section "Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001," below for additional information.

   Revenues decreased to $131.8 million, a 56.6% decrease, and $365.4 million, a 42.1% decrease, for the two and five months ended May 31, 2002, respectively, from $303.4 million and $630.8 million for the three and six months ended June 30, 2001, respectively, as the number of units in service decreased from 10.2 million at June 30, 2001 to 7.2 million at May 31, 2002 and the two and five month periods ended May 31, 2002 reflect a one month shorter operating period than the periods ending June 30, 2001.

   Service, rental and maintenance expenses, which consist primarily of telephone expenses, fees paid to other network providers, site rental expenses and repairs and maintenance expenses, decreased to $38.4 million, or 30.3% of net revenues (revenues less cost of products sold), and $106.0 million, or 29.9% of net revenues, in the two and five months ended May 31, 2002, respectively, from $76.5 million, or 26.2% of net revenues, and $157.5 million, or 25.9% of net revenues in the three and six months ended June 30, 2001.

   Selling expenses decreased to $13.1 million, or 10.4% of net revenues, and $35.3 million, or 9.9% of net revenues, for the two and five months ended May 31, 2002, respectively, from $39.0 million, or 13.3% of net revenues, and $75.6 million, or 12.4% of net revenues, for the three and six months ended June 30, 2001. The decrease was due to fewer sales representatives resulting from continuing efforts to manage sales force productivity such that as units in service decline fewer sales personnel are required. In conjunction with the effort to reduce the number of sales personnel, management decided to merge the responsibilities of its sales representatives to include all product lines: one-way and two-way messaging.

   General and administrative expenses decreased to $40.5 million, or 32.0% of net revenues, and $116.7 million, or 32.9% of net revenues, for the two and five months ended May 31, 2002, respectively, from $98.5 million, or 33.7% of net revenues, and $207.2 million, or 34.1% of net revenues for the three and six months ended June 30, 2001. The decreases in general and administrative expenses were due primarily to lower payroll and related expenses, facilities costs, outside services and bad debt expense.

   Depreciation and amortization expenses decreased to $33.8 million and $82.7 million in the two and five months ended May 31, 2002, respectively, from $1.2 billion and $1.5 billion in the three and six months ended June 30, 2001. The decrease was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets and the associated reduction in the carrying value of the fixed and intangible assets.

   In May 2002, upon emergence from chapter 11, Arch recognized a gain of $1.6 billion resulting from the discharge and termination of debt incurred before the bankruptcy filing. For the three and six months ended June 30, 2001, Arch recognized gains of $19.3 million and $34.2 million, respectively, on the retirement of debt exchanged for Predecessor Company stock.

   Net interest expense decreased to $904,000 and $2.2 million for the two and five months ended May 31, 2002, respectively, from $52.7 million and $116.6 million for the corresponding periods in 2001. As a result of filing for protection under chapter 11, Arch stopped recording interest expense on its bank debt and senior notes. Contractual interest which was neither accrued nor recorded for the two and five months ended May 31, 2002 on debt incurred before the bankruptcy filing was approximately $30.4 million and $76.0 million, respectively.

   Reorganization expense was $16.3 million and $22.5 million in the two and five months ended May 31, 2002, respectively. These expenses consisted of professional and other fees associated with Arch's bankruptcy proceedings.

   In May 2002, upon emergence from chapter 11, Arch recorded fresh start accounting adjustments resulting in a gain of $47.9 million. See Note (c) to the Consolidated Condensed Financial Statements.

   Arch recognized an income tax benefit of $82.5 million and $118.0 million for the three and six months ended June 30, 2001, respectively. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

   Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and device sales. Device sales represented less than 10% of total revenues for the three and six months ended June 30, 2001 and 2002. Arch does not differentiate between service and rental revenues.

   Revenues decreased to $200.8 million, a 33.8% decrease, and $434.3 million, a 31.1% decrease, for the three and six months ended June 30, 2002, respectively, from $303.4 million and $630.8 million for the three and six months ended June 30, 2001, respectively, as the number of units in service decreased from 10.2 million at June 30, 2001 to 7.0 million at June 30, 2002. Revenues in the three and six months ended June 30, 2001 and 2002 were adversely affected by the declining demand for one-way messaging services which led to net subscriber cancellations of 734,000 and 1,493,000 units in the three and six months ended June 30, 2002, respectively and 875,000 and 1,659,000 units in the corresponding periods in 2001.

   Two-way messaging revenues increased to $32.0 million, or 15.9% of total revenues, and $65.5 million, or 15.1% of total revenues, in the three and six months ended June 30, 2002, respectively, from $22.9 million, or 7.6% of total revenues, and $40.2 million, or 6.4% of total revenues, in the corresponding 2001 periods. Two-way messaging units in service increased from 282,000 at June 30, 2001 to 376,000 at June 30, 2002.

   The demand for one-way messaging services declined in 2000, 2001 and in the first half of 2002, and Arch believes such demand will continue to decline in the foreseeable future. Arch believes that future growth in the wireless messaging industry, if any, will be attributable to advanced messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during the remainder of 2002, as Arch's addition of two-way messaging subscribers and Arch Wireless Enterprise Solution
(AWES) subscribers, collectively its advanced messaging subscribers, will be exceeded by its loss of one-way messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone expenses, fees paid to other network providers, site rental expenses and repairs and maintenance expenses, decreased to $59.8 million, or 30.7% of net revenues, and $127.4 million, or 30.1% of net revenues, in the three and six months ended June 30, 2002, respectively, from $76.5 million, or 26.2% of net revenues, and $157.5 million, or 25.9% of net revenues in the corresponding periods in 2001. Since many of these costs are fixed in the short term, Arch has not been able to reduce service, rental and maintenance expenses to date at the same rate of decline as units in service and net revenues, resulting in an increase in these expenses as a percentage of net revenues. The decrease in expense is primarily a result of lower telephone expenses and fees paid to other network providers. The decreases in telephone expense of $8.4 million and $14 million for the three and six month periods, respectively, resulted from (1) permanent savings due to consolidation of network facilities and favorable rate adjustments and (2) a $4.4 million accrual adjustment due to favorable settlement of certain contract disputes. The decreases in fees paid to other network providers were $4 million and $6.9 million for the three and six month periods, respectively, and were due primarily to the Company's efforts to migrate customers from other network providers to Arch's networks and to a lesser extent lower units in service.

   Service, rental and maintenance expenses related to two-way messaging, consisting primarily of site rental expenses, telephone expenses and fees paid to other network providers, were $11.5 million for each of the three month periods ended June 30, 2002 and 2001, and $24.3 million and $22.6 million in the six month periods ended June 30, 2002 and 2001, respectively. The increase for the six month period related primarily to additional fees paid to other network providers in the current year which resulted from an increased use of other network providers which occurred in the final two quarters of 2001.

   Selling expenses decreased to $19.1 million, or 9.8% of net revenues, and $41.3 million, or 9.8% of net revenues, for the three and six months ended June 30, 2002, respectively, from $39.0 million, or 13.3% of net revenues, and $75.6 million, or 12.4% of net revenues, for the corresponding periods in 2001. The decrease was due to fewer sales representatives resulting from continuing efforts to manage sales force productivity such that as units in service decline fewer sales personnel are required. In conjunction with the effort to reduce the number of sales personnel, management decided to merge the responsibilities of its sales representatives to include all product lines: one-way and two-way messaging. Therefore, no specific selling expenses are related to the one-way or two-way messaging product lines.

   General and administrative expenses decreased to $64.0 million, or 32.9% of net revenues, and $140.1 million, or 33.2% of net revenues, for the three and six months ended June 30, 2002, respectively, from $98.5 million, or 33.7% of net revenues, and $207.2 million, or 34.1% of net revenues for the corresponding periods in 2001. The decreases in general and administrative expenses were due primarily to lower payroll and related expenses, facilities costs, outside services and bad debt expense. The decreases in payroll and related expense was $8.7 million and $23.4 million for the three and six month periods, respectively. These decreases resulted from fewer employees, consolidation of operating divisions and reductions in certain functions which tend to vary with units in service. Facilities costs were $4.4 million and $9.4 million lower in the 2002 three and six month periods, respectively, due to facilities closures in conjunction with the PageNet integration and operating division consolidations. Outside services decreased $4.9 million and $9.2 million in the three and six month periods, respectively, due primarily to lower consulting and temporary help expenses in the current year. Bad debt decreased $6.5 million and $7.9 million in the three and six month periods, respectively, due primarily to improved collections activities and lower levels of overall accounts receivable which resulted from the decreases in revenue described above. There are no specific general and administrative expenses associated with two-way messaging and minimal costs associated with AWES.

   Depreciation and amortization expenses decreased to $46.4 million and $95.3 million in the three and six months ended June 30, 2002, respectively, from $1.2 billion and $1.5 billion in the three and six months ended June 30, 2001. The decrease was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets and the associated reduction in the carrying value of the fixed and intangible assets.

   Operating income was $4.5 million and $17.8 million for the three and six months ended June 30, 2002, respectively, compared to operating losses of $1.1 billion and $1.3 billion in the three and six months ended June 30, 2001, respectively, as a result of the factors outlined above.

   Net interest expense decreased to $3.9 million and $5.2 million for the three and six months ended June 30, 2002, respectively, from $52.7 million and $116.6 million for the corresponding periods in 2001. As a result of filing for protection under chapter 11, Arch stopped recording interest expense on its bank debt and senior notes. Contractual interest which was neither accrued nor recorded for the two and five months ended May 31, 2002 on debt incurred before the bankruptcy filing was approximately $30.4 million and $76.0 million, respectively.

   Other expense was $38,000 for the six months ended June 30, 2002, compared to $16.5 million for the six months ended June 30, 2001. In 2001, other expense included a $4.8 million charge resulting from the application of SFAS No. 133 and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

   Arch recognized an income tax benefit of $82.5 million and $118.0 million for the three and six months ended June 30, 2001, respectively. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

   On January 1, 2001, Arch adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended March 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represented the impact of initially recording the derivatives at fair value as of January 1, 2001.

   Net income was $1.7 billion for both the three and six months ended June 30, 2002, as a result of the factors outlined above including a $1.6 billion gain on extinguishment of debt. Net losses were $1.1 billion and $1.3 billion for the corresponding periods in 2001, as a result of the factors outlined above including the $976.2 million impairment charge.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

   On May 29, 2002, Arch emerged from its chapter 11 bankruptcy proceeding with a new capitalization consisting chiefly of:

   o $300 million aggregate principal amount of 10% notes and 12% notes issued by Arch's intermediate subsidiary, Arch Wireless Holdings, Inc., and

   o  common stock.

   Immediately before the bankruptcy proceeding commenced on November 9, 2001, Arch's consolidated capitalization consisted of approximately $1.8 billion aggregate principal amount or accreted value of bank debt and notes, as well as Arch's preferred stock and common stock.

   Based on current and anticipated levels of operations, and efforts to effectively manage working capital, Arch's management anticipates that the Company's cash flow from operations, together with cash on hand, will be adequate to meet its anticipated cash requirements for the foreseeable future.

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

SOURCES OF FUNDS

   Arch's principal sources of cash are cash flow from operations plus cash on hand.

   Cash Flow. Arch's net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows:

                                                               SIX MONTHS ENDED JUNE 30,
                                                                  2002             2001
                                                                  ----             ----
Net cash provided by (used in) operating activities..         $    90.7         $   (15.4)
Net cash (used in) provided by investing activities..         $   (54.0)        $   100.4
Net cash used in financing activities................         $   (65.6)        $  (100.4)

   Investing activities in 2002 consist solely of capital expenditures. Financing activities in 2002 consist solely of the repayment of debt.

   Investing activities in 2001 included cash inflow of $175.0 million for specialized mobile radio licenses sold to Nextel Communications, Inc. offset by $74.6 of capital expenditures. Financing activities in 2001 include an investment of $75.0 million by Nextel in Arch series F preferred stock and borrowings by Arch's Canadian subsidiaries of approximately $2.7 million, offset by the repayment of $178.1 million of long-term debt, including $175.2 million under Arch's secured credit facility.

   Borrowings. The following table describes Arch's principal borrowings at June 30, 2002 and associated debt service and amortization requirements.

  Principal Amount or
    Compounded Value                    Interest                     Maturity Date         Required Amortization
  -------------------     --------------------------------------     -------------     ------------------------------
   $200 million           10%, payable in cash semi-annually         May 15, 2007      $15 million semi-annually
                                                                                       commencing November 15, 2002
                                                                                       plus excess cash - see note
                                                                                       (1) below

   $100 million           12%, accruing and compounding semi-        May 15, 2009      Upon total repayment of 10%
                          annually until 10% notes are repaid,                         notes, semi-annually in
                          payable in cash thereafter                                   amounts equal to excess cash
                                                                                       - see note (1) below

   (1)   Excess cash payments are required:

      o on each November 15 and May 15 to the extent cash at the prior quarter end exceeds $45 million prior to October 1, 2004 or $35 million after such date;
      o  out of the proceeds of asset sales in excess of $2 million; and
      o  out of specified kinds of insurance and condemnation proceeds.

   Arch will be required to pay approximately $50 million in cash to service required payments of principal and interest through May 31, 2003 in addition to any optional redemptions paid during that period. On July 31, 2002, Arch made a $10 million optional redemption of the 10% notes, plus accrued interest on the redemption amount and provided notice that it will make a $15 million optional redemption on the 10% notes, plus accrued interest on the redemption amount, on August 30, 2002.

CAPITAL EXPENDITURES AND COMMITMENTS

   Arch's business requires funds to finance capital expenditures for subscriber equipment and network system equipment.

   Arch's capital expenditures decreased from $74.6 million for the six months ended June 30, 2001 to $54.0 million for the six months ended June 30, 2002. These capital expenditures primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. Arch has funded its 2002 capital expenditures with net cash provided by operating activities.

   Arch estimates that capital expenditures for 2002 will be approximately $100 million. These expenditures will be used primarily for messaging devices, network infrastructure and information systems. However, the actual amount of the capital Arch requires will depend on a number of factors, including subscriber growth, the type of products and services demanded by customers, service revenues, technological developments, competitive conditions and the nature and timing of Arch's strategy to consolidate its networks.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

   BUSINESS RISKS

Arch's recent financial difficulties and bankruptcy may put it at a disadvantage with suppliers and customers.

   During 2001, Arch became unable to meet its financial obligations. Arch emerged from bankruptcy on May 29, 2002, the effective date of its plan of reorganization. While Arch was in bankruptcy, it operated within parameters established by its debtor-in-possession financing, and it closed certain facilities, began reducing the number of networks it operates and reduced the number of persons it employs. The resulting publicity may continue to make some suppliers and customers less likely to do business with Arch, even after its emergence from bankruptcy.

Competition from mobile, cellular and PCS telephone companies is intense. Many companies have introduced phones and services with substantially the same features and functions as the advanced messaging products and services provided by us, and have priced such devices and services competitively. Arch's future growth and profitability, if any, will depend on the success of its advanced messaging services.

   Arch faces competition from other messaging providers in all markets in which it operates, as well as from cellular, PCS and other mobile wireless telephone companies. While certain of Arch's competitors providing wireless messaging and information services are currently in financial distress, they are in the process of reorganizing to secure financial and operating stability and continue to create significant competition for a depleting customer base notwithstanding the challenges of their reorganization processes. Providers of mobile wireless phone services such as AT&T Wireless, Cingular, WorldCom, Sprint PCS, Verizon and Nextel now include wireless messaging as an adjunct service to voice services. In addition, the availability of coverage for mobile phone services has increased, making the two types of service and product offerings more comparable. Cellular and PCS companies seeking to provide wireless messaging services have been able to bring their products to market faster, at lower prices or in packages of products that consumers and businesses find more valuable than those Arch provides. In addition, many of these competitors, particularly cellular and PCS phone companies, possess greater financial, technical and other resources than those available to Arch.

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair the Company's financial results.

   In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from its acquisition of MobileMedia Communications, Inc. In 2000, units in service decreased by 2,073,000, excluding the addition of subscribers from Arch's acquisition of Paging Network, Inc.; a decrease of 888,000 units was due to subscriber cancellations and a decrease of 1,185,000 units was due to definitional changes made after the MobileMedia and PageNet acquisitions to reflect a common definition of units in service. During 2001, units in service decreased by an additional 3,394,000 units due to subscriber cancellations. During the first six months of 2002, units in service decreased by a further 1,493,000 units due to subscriber cancellations. Arch believes that demand for one-way messaging services has been declining since 1999 and will continue to decline in the foreseeable future. Arch believes that future growth in the wireless messaging industry, if any, will be attributable to advanced messaging and information services. As a result, Arch expects to continue to experience significant declines in units in service and revenues for the foreseeable future as the addition of advanced messaging subscribers is exceeded by the loss of one-way messaging subscribers.

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

Revenues and operating results may fluctuate, leading to volatility in security trading prices and possible liquidity problems.

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for one-way messaging services and the uncertain market for advanced messaging services. If either the rate of decline of one-way messaging units exceeds Arch's expectations, or the growth of advanced messaging units is less than anticipated, its revenues would be negatively impacted, and such impact could be material. Arch's debt repayment levels are to a large extent fixed, and are based in part on past expectations as to future revenues. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch's revenue or operating results may not meet the expectations of investors and creditors, or may cause it not to meet the debt repayment schedules or financial covenants contained in its debt instruments. Failure to make required debt payments or comply with financial covenants would enable creditors to accelerate repayment of Arch's debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for chapter 11 protection.

Operating expenses may not decline at a rate that matches the decline in revenues, leading to a reduction in available cash flow and possible liquidity problems.

   In order to continue to generate sufficient cash flow to service its outstanding debt, Arch anticipates significant reductions in operating expenses to offset the decline in revenues. In particular, site lease and telephone expense are the most significant costs associated with the operation of its messaging networks, accounting for approximately 29% of operating expenses for the first six months of 2002. Reductions in these expenses are dependent on Arch's ability to successfully rationalize its existing messaging networks, ultimately resulting in fewer sites on which it is required to pay monthly lease and telephone interconnection costs. Many of its site leases are consolidated under master lease agreements with a few large national vendors, and there can be no assurances that Arch's negotiations with these or other lessors that arise as a result of its network rationalization will result in a reduction of future lease payments that is consistent with its strategy.

   If Arch's assumed reductions in operating expenses are not met, or if revenues decline at a more rapid rate than anticipated and that decline cannot be offset with additional expense reductions, then Arch's cash flow will not meet the expectations of investors and creditors. Lower than expected cash flow could cause Arch to fail to make required debt repayments or comply with financial covenants contained in its debt instruments, either of which would enable creditors to accelerate repayment of its debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for chapter 11 protection.

Operating cash flow may be less than anticipated, impairing Arch's ability to service outstanding debt or refinance such debt.

   Revenues may decline at a more rapid rate than expected or Arch may not be able to reduce spending sufficiently to offset revenue losses. If either or a combination of these events were to occur, then Arch's cash flow would be adversely affected, and it may be unable to service its debt or comply with certain financial covenants. Required cash interest and amortization payments on Arch's outstanding notes will be approximately $50 million through May 15, 2003 in addition to any optional redemptions during that period. Arch may also fail to comply with certain financial covenants specified by its existing debt instruments, involving minimum earnings before interest, income taxes, depreciation and amortization; direct units in service; total consolidated service, rental and maintenance revenues, and; capital expenditures for one-way and advanced messaging.

   Arch is dependent on cash flow from operations as its principal source of liquidity. If Arch is not able to achieve anticipated levels of adjusted earnings before interest, income taxes, depreciation and amortization, it may not be able to amend or refinance its existing debt obligations and it may be precluded from incurring additional indebtedness due to restrictions under existing or future debt instruments. Further, it is unlikely that additional external sources of financing will be available to Arch under these circumstances. If Arch were to fail to make required debt repayments or fail to comply with financial covenants contained in its debt instruments, creditors could accelerate repayment of its debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for chapter 11 protection.

Arch may report net losses in the future.

   Arch has reported net losses in the past, other than net income of $1.7 billion in the first six months of 2002 due to nonrecurring items such as the gain from the cancellation of debt resulting from its chapter 11 reorganization. Arch expects that it may report net losses in the future and cannot give any assurance about when, if ever, it is likely to attain profitability, due to the factors mentioned above.

Obsolescence in company-owned wireless units may impose additional costs on Arch.

   Technological change may also adversely affect the value of the wireless devices Arch owns and leases to its subscribers. If Arch's current subscribers request more technologically advanced wireless devices, including advanced messaging devices, Arch could incur additional inventory costs and capital expenditures if it is required to replace these devices within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations, and would reduce cash available to service its outstanding debt obligations. In addition, restrictions under Arch's existing debt instruments specifically limit the amount it is able to spend on capital expenditures.

Because Arch currently depends on Motorola for messaging devices and on Glenayre for other equipment, both of whom have announced their intention to discontinue production of equipment Arch purchases from them, Arch's operations may be disrupted if it is unable to obtain equipment or services from alternative sources in the future.

   Arch does not manufacture any of the messaging devices or other equipment that its customers need to take advantage of its services. The equipment used in Arch's operations is generally available for purchase from only a few sources. Historically, Arch has purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre Electronics, Inc.

   Both Motorola and Glenayre have publicly announced their intentions to discontinue the production of the messaging devices and network equipment Arch purchases from them. Arch has entered into a supply agreement with Motorola that requires Motorola to supply it with messaging devices through September 30, 2002. Arch believes the purchases in accordance with this agreement will be sufficient to meet its expected inventory requirements through March 31, 2003. Although Motorola had announced that Multitone Electronics would assume Motorola's role as a provider of messaging devices, they were unable to reach agreement with Multitone. Arch is therefore currently negotiating development agreements with other vendors to obtain alternative sources of messaging devices.

   Arch has entered into an agreement with Glenayre which will provide it with certain continued services and equipment into 2004 and the option to license upgrades to its network software under certain circumstances. In addition, Arch currently has excess network equipment as a result of its efforts to rationalize and deconstruct many of its one-way messaging networks and from prior acquisitions of network equipment. Additional network equipment for its two-way messaging network is also available from another vendor, Sonik Technologies, Inc.

   Significant delays in developing alternative sources of equipment could lead to disruptions in operations and adverse financial consequences. There can be no assurance that Arch will be able to secure alternative sources of messaging devices and all required network equipment.

Restrictions under debt instruments may prevent Arch from declaring dividends, incurring debt, making acquisitions or taking actions that its management considers beneficial.

   Arch's debt instruments limit or restrict, among other things, its operating subsidiaries' ability to pay dividends, make investments, incur secured or unsecured indebtedness, incur liens, dispose of assets, enter into transactions with affiliates, engage in any merger, consolidation or sale of substantially all of their assets or cause their subsidiaries to sell or issue stock.

   Arch might be prevented from taking some of these actions because it could not obtain the necessary consents even though it believed that taking the actions would be beneficial.

   In addition to the specific risks described above, an investment in Arch is also subject to many risks which affect all companies, or all companies in its industry.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Arch's debt financing consists of variable rate bank debt issued by its Canadian subsidiaries and fixed rate secured notes.

SENIOR SUBORDINATED SECURED AND SUBORDINATED SECURED COMPOUNDING NOTES, FIXED RATE DEBT:

   Arch's fixed rate secured notes are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of June 30, 2002. Trades for the debt issues are infrequent.

Principal Balance      Fair Value    Stated Interest Rate    Scheduled Maturity
-----------------      ----------    --------------------    ------------------
$200.0 million       $150.0 million          10%                    2007
$101.1 million       $ 25.3 million          12%                    2009


CANADIAN SUBSIDIARIES BANK DEBT, VARIABLE RATE DEBT:

   Arch considers the fair value of its Canadian subsidiaries' bank debt to be equal to its carrying value, which was adjusted in conjunction with fresh start accounting. Management determined the value of the bank debt in a manner consistent with the methodology used to value and restructure Arch's domestic subsidiaries. Management believes this method is reasonable since no market exists for this debt and the Canadian subsidiaries are in the same business as Arch's domestic subsidiaries. The Canadian subsidiaries are in default of several financial and other covenants associated with their bank debt, and are currently operating under a forbearance agreement with their lenders. This agreement requires additional reporting and imposes additional covenants. The valuation was based on projected cash flows of the Canadian subsidiaries. If the actual cash flows were to differ materially from the projected amounts the fair value of the bank debt may be materially affected. Additionally if provisions of the forbearance agreement are not met, the lenders may take actions which maximize their recovery of principal but may be detrimental to long term projected cash flows. These actions may also result in a material difference in the fair value of the bank debt.

 Principal       Carrying Value   Weighted Average   Scheduled      Interest
 Balance         and Fair Value    Interest Rate     Maturity     Payments Due
--------------   --------------   ----------------   ---------    ------------
 $30.3 million    $5.9 million           8.4%          2004       Quarterly




                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Certain holders of 12 3/4% Senior Notes due 2007 of Arch Wireless Communications, Inc. (AWCI), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of its other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. (AWHI), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. From December 6, 2001 through May 29, 2002, Arch and its domestic subsidiaries operated their businesses and managed their property as debtors in possession under the Bankruptcy Code. Arch and substantially all of its domestic subsidiaries filed a plan of reorganization with the bankruptcy court on January 15, 2002, which was amended on March 13, 2002 and subsequently modified on May 8, 2002 and May 14, 2002. On May 15, 2002, the bankruptcy court entered an order confirming the plan of reorganization, as modified, and the plan became effective on May 29, 2002. As a result of the bankruptcy court's order confirming the plan of reorganization, Arch and its domestic subsidiaries now operate as reorganized entities.

   Arch is involved in a number of lawsuits which it does not believe will have a material adverse effect on its financial condition, results of operations or cash flows. These lawsuits are subject to the automatic stay provisions of the bankruptcy code by reason of filing for relief under chapter 11 of the code.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On May 29, 2002, Arch emerged from proceedings under chapter 11 of the bankruptcy code. Pursuant to Arch's plan of reorganization, all of its former equity securities, including its common stock, series C preferred stock and series F preferred stock and all stock options, were cancelled. The following debt securities of Arch and its subsidiary, Arch Wireless Communications, Inc., were also cancelled pursuant to the plan of reorganization:

   ISSUER                                CANCELLED DEBT SECURITY
   ------                                -----------------------
   Arch Wireless, Inc.                   10 7/8% Senior Discount Notes due 2008
   Arch Wireless, Inc.                   6 3/4% Convertible Subordinated
                                           Debentures due 2003
   Arch Wireless Communications, Inc.    9 1/2% Senior Notes due 2004
   Arch Wireless Communications, Inc.    14% Senior Notes due 2004
   Arch Wireless Communications, Inc.    12 3/4% Senior Notes due 2007
   Arch Wireless Communications, Inc.    13 3/4% Senior Notes due 2008


   Pursuant to the plan of reorganization, Arch's subsidiary, Arch Wireless Holdings, Inc., issued the following new debt securities to Arch's former creditors:
   o $200 million aggregate principal amount of 10% senior subordinated secured notes due 2007; and
   o $100 million aggregate principal amount of 12% subordinated secured compounding notes due 2009.

Also pursuant to the terms of the plan of reorganization, on May 29, 2002, Arch issued 15,471,054 shares of common stock, $.001 par value per share. An additional 4,528,946 shares of common stock have been reserved for issuance and will be issued in accordance with the plan of reorganization from time to time as creditors' claims are resolved by the bankruptcy court. Of the 15,471,054 shares of common stock issued on May 29, 2002, 882,200 shares were issued to certain members of the Company's continuing management under Arch's 2002 Stock Incentive Plan, which authorizes the distribution of up to 950,000 shares of common stock to management for a nominal price. The total number of shares of Arch's common stock issued or reserved for issuance pursuant to the plan, including shares issued or issuable under the 2002 Stock Incentive Plan, is 20,000,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



ITEM 5. OTHER INFORMATION

   In the course of preparing the initial quarterly financial certificate under
Section 10.27(b) of each of the Indentures under which the 10% Senior Subordinated Secured Notes due 2007 and the 12% Subordinated Secured Compounding Notes due 2009 (collectively the "Notes") were issued, officers of Arch noted certain inconsistencies, errors and/or omissions in the Indentures, as follows:

   o The capital expenditures definition relates to gross expenditures, whereas the capital expenditures limitation stated in Section 10.25 reflect gross expenditures net of cost of messaging devices sold by Arch;

   o The introductory paragraphs of Sections 10.24 and 10.25 contain wording that could be read to indicate that, instead of representing maximum permitted expenditures, as intended, Arch must exceed the amounts contained therein; and

   o As a result of lower values assigned to Arch's inventory of messaging devices than originally projected in Arch's business plan, Arch expects its cost of goods sold will be less than projected in the business plan and, as a result, the minimum EBITDA levels in Section 10.21 of the Indentures should be higher.

Arch has proposed to enter into supplemental Indentures to address these inconsistencies, errors and/or omissions, as follows:

   o To make the amounts in Section 10.25 reflect gross capital expenditures consistent with the definition of capital expenditures;

   o  To correct the introductory paragraphs of Sections 10.24 and 10.25; and

   o To correct the amounts in Section 10.21 to reflect higher EBITDA thresholds.

   In order to enter into the supplemental indentures the consent of a majority of holders, in aggregate principal amount, of the Notes under each Indenture is required. As of August 14, 2002, Arch had received consents from the requisite holders of the Notes. Arch will present to the Trustee under each Indenture the Supplemental Indenture for execution.

   Due to the foregoing inconsistencies Arch would not have been in compliance with Section 10.25 of each Indenture. Section 4.01 (c) of each Indenture provides that non-compliance with Section 10.25 does not constitute an Event of Default unless and until, 60 days after holders of at least 25% of the Notes provides written notice of such non-compliance. Arch has received no such notice and the consents obtained from Note holders include a waiver of such non-compliance.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

         (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

            Current Report on Form 8-K dated April 30, 2002 (reporting the filing of Arch's March 2002 Operating Report with the bankruptcy court).

            Current Report on Form 8-K dated May 8, 2002 (reporting the filing of the First Modification to Arch's Amended Joint Plan of Reorganization with the bankruptcy court).

            Current Report on Form 8-K dated May 14, 2002 (reporting the filing of the Second Modification to Arch's Amended Joint Plan of Reorganization with the bankruptcy court).

            Current Report on Form 8-K dated May 15, 2002 (reporting the confirmation of Arch's Amended Joint Plan of Reorganization by the bankruptcy court).

            Current Report on Form 8-K dated May 30, 2002 (reporting the filing of Arch's April 2002 Operating Report with the bankruptcy court).

            Current Report on Form 8-K dated June 27, 2002 (reporting the change in Arch's Certifying Accountant from Arthur Andersen LLP to PricewaterhouseCoopers LLP).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARCH WIRELESS, INC.





Dated:  August 14, 2002                 By: /S/ J. ROY POTTLE
                                           --------------------------
                                           J. Roy Pottle
                                           Executive Vice President and
                                           Chief Financial Officer



                     STATEMENT PURSUANT TO 18 U.S.C. SS.1350

   Pursuant to 18 U.S.C. ss.1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for thE period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Arch Wireless, Inc.

                                           /S/ C. EDWARD BAKER, JR.
                                           --------------------------
Dated:   August 14, 2002                   C. Edward Baker, Jr.
                                           Chairman and Chief Executive Officer

                                           /S/ J. ROY POTTLE
                                           --------------------------
Dated:  August 14, 2002                    J. Roy Pottle
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION

   3.1           Restated Certificate of Incorporation (1)
   3.2           Restated Bylaws (1)
   4.1           Indenture, dated May 29, 2002, among Arch Wireless Holdings,
                 Inc. the guarantors listed therein and The Bank of New York, as
                 Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc. (2)
   4.2           Indenture, dated May 29, 2002, among Arch Wireless Holdings,
                 Inc. the guarantors listed therein and The Bank of New York, as
                 Trustee, relating to the 12% Subordinated Secured Compounding
                 Notes due 2009 of Arch Wireless Holdings, Inc. (3)
  10.1+          2002 Stock Incentive Plan (1)
  10.2+          First Amendment and Restatement to Executive Employment
                 Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch
                 Wireless Holdings, Inc., MobileMedia Communications, Inc.,
                 Mobile Communications of America and C. Edward Baker, Jr. (1)
  10.3+          First Amendment and Restatement to Executive Employment
                 Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch
                 Wireless Holdings, Inc., MobileMedia Communications, Inc.,
                 Mobile Communications of America and Lyndon R. Daniels (1)
  10.4+          First Amendment and Restatement to Executive Employment
                 Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch
                 Wireless Holdings, Inc., MobileMedia Communications, Inc.,
                 Mobile Communications of America and J. Roy Pottle (1)
  10.5           Registration Rights Agreement, dated May 29, 2002, among Arch
                 Wireless, Inc., Arch Wireless Holdings, Inc. and the parties listed therein (1)
-------------------

  + Identifies exhibits constituting a management contract or compensation plan.

  (1) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 15, 2002 and filed on May 30, 2002.

  (2) Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28581).

  (3) Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28580).