Form 10-Q
period 2002-09-30
ARCH WIRELESS INC
filed 2002-11-13
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002 or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________
Commission File Number 0-23232

Arch Wireless, Inc. (Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	31-1358569 (I.R.S. Employer Identification No.)
1800 West Park Drive, Suite 250 Westborough, Massachusetts (address of principal executive offices)	01581 (Zip Code)

(508) 870-6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,464,072 shares of the Company’s Common Stock ($.001 par value) were outstanding as of November 12, 2002.

ARCH WIRELESS, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements:
	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2002 (Reorganized Company) and December 31, 2001 (Predecessor Company)	3
	Unaudited Consolidated Condensed Statements of Operations for the Three Months Ended September 30, 2002 (Reorganized Company) and Three Months Ended September 30, 2001 (Predecessor Company)	4
	Unaudited Consolidated Condensed Statements of Operations for the Four Months Ended September 30, 2002 (Reorganized Company), Five Months Ended May 31, 2002 and Nine Months Ended September 30, 2001 (Predecessor Company)	5
	Unaudited Consolidated Condensed Statements of Cash Flows for the Four Months Ended September 30, 2002 (Reorganized Company), Five Months Ended May 31, 2002 and Nine Months Ended September 30, 2001 (Predecessor Company)	6
	Unaudited Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	26 27 27 27 28 28

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

ARCH WIRELESS, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited and in thousands)

	Reorganized Company	Predecessor Company
	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$52,870	$72,200
Accounts receivable, net	54,774	90,158
Deposits	8,752	2,624
Prepaid rent	896	12,882
Restricted cash	--	34,579
Prepaid expenses and other	16,224	32,010

Total current assets	133,516	244,453

Property and equipment	390,601	1,437,763
Less accumulated depreciation and amortization	(37,306)	(1,031,741)

Property and equipment, net	353,295	406,022

Intangible and other assets, net	19,369	1,158

	$506,180	$651,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$35,481	$67,271
Accounts payable	4,946	9,028
Accrued compensation and benefits	18,529	14,618
Accrued network costs	13,701	16,160
Accrued property and sales taxes	13,249	17,070
Accrued interest	5,431	4
Accrued other	15,360	18,611
Customer deposits and deferred revenue	39,338	54,519

Total current liabilities	146,035	197,281

Long-term debt, less current maturities	234,067	--

Other long-term liabilities	181	14,983

Liabilities subject to compromise	--	2,096,280

Stockholders' equity (deficit):
Common stock	20	1,824
Additional paid-in capital	121,456	1,107,233
Deferred stock compensation	(4,778)	--
Accumulated other comprehensive income	26	1,991
Retained earnings (accumulated deficit)	9,173	(2,767,959)

Total stockholders' equity (deficit)	125,897	(1,656,911)

	$506,180	$651,633

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except share and per share amounts)

	Reorganized Company	Predecessor Company
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Revenues	$202,157	$281,298
Operating expenses:
Cost of products sold	3,791	9,584
Service, rental, and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	58,792	76,085
Selling	17,386	35,638
General and administrative (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	63,202	96,972
Depreciation and amortization	40,045	68,591
Stock based and other compensation	2,016	--
Other operating expense	--	7,455

Total operating expenses	185,232	294,325

Operating income (loss)	16,925	(13,027)
Interest expense, net	(8,068)	(65,935)
Gain on extinguishment of debt	--	--
Other income (expense)	(31)	(14,270)

Income (loss) before reorganization items, net and fresh start accounting adjustments	8,826	(93,232)
Reorganization items, net	--	--
Fresh start accounting adjustments	--	--

Income (loss) before income tax benefit and cumulative effect of change in accounting principle	8,826	(93,232)
Benefit from income taxes	--	500

Income (loss) before cumulative effect of change in accounting principle	8,826	(92,732)
Cumulative effect of change in accounting principle	--	--

Net income (loss)	8,826	(92,732)
Preferred stock dividend	--	(3,039)

Net income (loss) applicable to common stockholders	$8,826	$(95,771)

Basic/diluted net income (loss) per common share	$0.44	$(0.52)

Basic/diluted weighted average number of common shares outstanding	20,000,000	182,434,590

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except share and per share amounts)

	Reorganized Company	Predecessor Company
	Four Months Ended September 30, 2002	Five Months Ended May 31, 2002	Nine Months Ended September 30, 2001
Revenues	$271,124	$365,360	$912,126
Operating expenses:
Cost of products sold	4,993	10,426	32,215
Service, rental, and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	80,166	105,990	233,632
Selling	23,340	35,313	111,262
General and administrative (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	86,673	116,668	304,174
Depreciation and amortization	52,612	82,720	1,536,565
Stock based and other compensation	2,904	--	--
Other operating expense	--	--	7,455

Total operating expenses	250,688	351,117	2,225,303

Operating income (loss)	20,436	14,243	(1,313,177)
Interest expense, net	(11,084)	(2,178)	(182,520)
Gain on extinguishment of debt	--	1,621,355	34,229
Other income (expense)	(179)	110	(30,799)

Income (loss) before reorganization items, net and fresh
start accounting adjustments	9,173	1,633,530	(1,492,267)
Reorganization items, net	--	(22,503)	--
Fresh start accounting adjustments	--	47,895	--

Income (loss) before income tax benefit and cumulative effect
of change in accounting principle	9,173	1,658,922	(1,492,267)
Benefit from income taxes	--	--	118,500

Income (loss) before cumulative effect of change in
accounting principle	9,173	1,658,922	(1,373,767)
Cumulative effect of change in accounting principle	--	--	(6,794)

Net income (loss)	9,173	1,658,922	(1,380,561)
Preferred stock dividend	--	--	(5,070)

Net income (loss) applicable to common stockholders	$9,173	$1,658,922	$(1,385,631)

Basic/diluted net income (loss) per common share	$0.46	$9.09	$(7.83)

Basic/diluted weighted average number of common shares
outstanding	20,000,000	182,434,590	177,073,779

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Reorganized Company	Predecessor Company
	Four Months Ended September 30, 2002	Five Months Ended May, 31, 2002	Nine Months Ended September 30, 2001
Net cash provided by operating activities	$88,100	$77,163	$12,935

Cash flows from investing activities:
Additions to property and equipment	(34,511)	(44,474)	(96,488)
Additions to intangible and other assets	--	--	(3,540)
Proceeds from sale of FCC licenses	--	--	175,000
Acquisition of company, net of cash acquired	--	--	104

Net cash (used for) provided by investing activities	(34,511)	(44,474)	75,076

Cash flows from financing activities:
Issuance of long-term debt	--	--	7,921
Repayment of long-term debt	(40,259)	(65,394)	(178,111)
Net proceeds from sales of preferred stock	--	--	75,000

Net cash used for financing activities	(40,259)	(65,394)	(95,190)

Effect of exchange rate changes on cash	13	32	(339)

Net increase (decrease) in cash and cash equivalents	13,343	(32,673)	(7,518)
Cash and cash equivalents, beginning of period	39,527	72,200	55,007

Cash and cash equivalents, end of period	$52,870	$39,527	$47,489

Supplemental disclosures:
Interest paid	$1,055	$2,257	$113,906
Repayment of debt with restricted cash	$--	$36,899	$--
Accretion of long-term debt	$4,067	$--	$30,303
Issuance of new debt and common stock in exchange for
Predecessor liabilities	$--	$416,101	$--
Reorganization expenses paid	$--	$22,503	$--
Issuance of Predecessor common stock in exchange for debt	$--	$--	$11,643
Issuance of Predecessor preferred stock in exchange for debt	$--	$--	$6,936

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARCH WIRELESS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

         (a)   Preparation of Interim Financial Statements — The consolidated condensed financial statements of Arch Wireless, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 2001, has been prepared without audit. The consolidated condensed balance sheet at December 31, 2001 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments, except for those relating to fresh start accounting which are more fully discussed below, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch’s Annual Report on Form 10-K/A for the year ended December 31, 2001. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

         (b)   Reorganization and Emergence from Chapter 11— Basis of Presentation — Certain holders of 12¾% Senior Notes due 2007 of Arch Wireless Communications, Inc. (AWCI), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch (as it existed prior to May 29, 2002, the “Predecessor Company”) and 19 of its other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. (AWHI), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. From December 6, 2001 through May 28, 2002, Arch and its domestic subsidiaries (collectively, the “Debtors”) operated their businesses and managed their property as debtors-in-possession under the Bankruptcy Code. On May 15, 2002, the bankruptcy court entered an order confirming the Debtors’ First Amended Joint Plan of Reorganization, as modified, and the plan became effective on May 29, 2002. As a result of the bankruptcy court’s order confirming the plan of reorganization, Arch (as it existed on and after May 29, 2002, the “Reorganized Company”) and its domestic subsidiaries now operate as reorganized entities.

    The plan of reorganization provided for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Under the plan, holders of AWCI’s 9½% Senior Notes due 2004 and AWCI’s 14% Senior Notes due 2004 and the lenders under AWHI’s credit agreement (collectively, the “Secured Creditors”) received in the aggregate (1) $200 million of new 10% Senior Subordinated Secured Notes due 2007 issued by AWHI; (2) $100 million of new 12% Subordinated Secured Compounding Notes due 2009 issued by AWHI; and (3) 14,588,854 shares of new common stock issued by Arch. The unsecured creditors of AWHI and its subsidiaries, including the deficiency claims of Secured Creditors, have received 2,993,018 shares and will receive up to an additional 606,982 shares of new common stock to be issued by Arch. In addition, pursuant to the first modification to the plan, the unsecured creditors of AWHI, exclusive of the deficiency claims of Secured Creditors, will receive a pro rata share of a special distribution of 550,000 shares of new common stock to be issued by Arch. Unsecured creditors of Arch and its subsidiaries other than AWCI and AWHI and its subsidiaries received no distribution. The unsecured creditors of AWCI, including the deficiency claims of the Secured Creditors, will receive a pro rata share of 66,902 shares of new common stock to be issued by Arch. Under the terms of the second modification to the plan, the unsecured creditors of AWCI, exclusive of Secured Creditor deficiency claims, will receive a pro rata share of a special distribution of 234,244 shares of new common stock to be issued by Arch. Holders of common and preferred equity interests of the Predecessor Company received no distributions under the plan and all pre-petition equity interests in Arch were cancelled. The plan also provided for the creation of the 2002 Stock Incentive Plan pursuant to which up to 950,000 shares of new common stock is distributable to management at $0.001 per share, 882,200 of which were distributed on the effective date of the plan, portions of which will vest on each of the first three anniversaries following the effective date. The plan provides that 20,000,000 shares will be issued; however, the number of shares of new common stock to be distributed to individual former unsecured creditors, and the actual distribution of such shares, is contingent upon the resolution of their individual claims. Except for the shares of new common stock issued pursuant to the 2002 Stock Incentive Plan, the new common stock issued or to be issued to the secured and unsecured creditors constituted 100% of the outstanding common stock on the effective date of the plan of reorganization.

    The accompanying Consolidated Condensed Financial Statements for the five months ended May 31, 2002 have been prepared in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

    As a result of the application of fresh start accounting, Arch’s financial results during the nine months ended September 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company’s (see Note (g)).

    During the five months ended May 31, 2002, the Predecessor Company recorded reorganization expense of $22.5 million consisting of $15.3 million of professional fees, $3.1 million of retention costs and $4.1 million paid or accrued to settle specific pre-petition liabilities in conjunction with assumed contracts. Contractual interest expense not accrued or recorded on pre-petition debt totaled $76.0 million for the five months ended May 31, 2002.

         (c)   Fresh Start Accounting—Although May 29, 2002 was the effective date of Arch’s emergence from bankruptcy, for financial reporting convenience, Arch accounted for the consummation of the plan as of May 31, 2002.

    The fair value of the Reorganized Company’s long-term debt and equity on the effective date of the plan was determined to be $422.0 million ($416.1 million and $5.9 million related to domestic and Canadian operations, respectively). A third party financial advisor determined the value related to domestic operations based on a discounted cash flow analysis utilizing Arch’s projections for 2002 through 2006, discounted at rates ranging from 20% to 24%, and included the estimated effects of Arch’s net operating loss carry-forwards. To approximate the value of all future cash flows after the projection period, terminal multiples ranging from 4.0 to 5.0 were applied to 2006 forecasted net cash provided by operating activities less net cash used by investing activities. Management determined the value of the Canadian operations.

    The reorganization value of Arch was determined to be $535.2 million, which includes the fair value of the Reorganized Company’s long-term debt and equity plus the fair value of current liabilities at the date of emergence of $113.2 million. Under SOP 90-7, the reorganization value was allocated to its tangible and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and liabilities, including debt, were recorded at their net present values. The net effect of all the fresh start accounting adjustments resulted in a gain of $47.9 million, which is reflected in the Predecessor Company financial statements for the five months ended May 31, 2002.

    The effects of the plan and the application of fresh start accounting on the Predecessor Company’s consolidated balance sheet were as follows:

ARCH WIRELESS, INC.
REORGANIZED CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited and in thousands)

	Predecessor Company					Reorganized Company
	May 31, 2002	Debt Discharge		Fresh Start Adjustments		May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$39,527	$--		$--		$39,527
Accounts receivable, net	58,679	--		--		58,679
Prepaid expenses and other	62,452	--		(16,325)	(D)	46,127

Total current assets	160,658	--		(16,325)		144,333
Property and equipment, net	369,022	(54)	(A)	564	(E)	369,532
Intangible and other assets, net	265	--		21,110	(E)	21,375

	$529,945	$(54)		$5,349		$535,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$30,190	$30,000	(B)	$(24,297)	(F)	$35,893
Accounts payable	8,945	--		--		8,945
Accrued expenses	61,835	--		--		61,835
Customer deposits and deferred revenue	58,879	--		(16,413)	(D)	42,466

Total current liabilities	159,849	30,000		(40,710)		149,139
Liabilities subject to compromise	2,037,509	(2,037,509)	(A)	--		--
Long-term debt, less current maturities	--	270,000	(B)	--		270,000
Other long-term liabilities	1,836	--		(1,836)	(F)	--
Stockholders' equity (deficit)	(1,669,249)	1,737,455	(C)	47,895		116,101

	$529,945	$(54)		$5,349		$535,240

(A)	Discharge of pre-petition obligations including deferred gain on a sale leaseback and write off of the associated fixed assets since the underlying lease agreement was rejected in conjunction with the reorganization.

(B)	Record new long-term debt issued pursuant to the plan of reorganization.

(C)	Record new common stock issued pursuant to the plan of reorganization valued at $116.1 million and the net gain on extinguishment of debt resulting from notes (A) and (B) above.

(D)	Eliminate the deferred cost and related deferred revenue associated with SAB 101 revenue recognition as the asset has no value and no payment or service obligation exists for the Reorganized Company.

(E)	Adjust property and equipment to the fair value of the assets based on an independent appraisal.

(F)	Adjust Canadian debt to fair value. Management determined the value of the bank debt in a manner consistent with the methodology used to value and restructure Arch’s domestic subsidiaries. Management believes this method was reasonable since no market existed for this debt and the operations of these subsidiaries are largely identical to the operations of Arch’s domestic subsidiaries. PageNet Canada, Inc. and Madison Telecommunications, Inc., collectively the Canadian Subsidiaries, are in default of several financial and other covenants associated with their bank debt, and are currently operating under forbearance agreements with their lenders. The valuation was based on projected cash flows of the Canadian Subsidiaries.

9 (d) Long-lived Assets — Intangible and other assets are comprised of the following at September 30, 2002 (in thousands):
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$13,072	$1,452	$11,620
Purchased Federal Communications Commission licenses	5 yrs	8,300	554	7,746
Other		3	--	3

		$21,375	$2,006	$19,369

    Aggregate amortization expense for intangible assets for the four months ended September 30, 2002 was $2,006,000. Estimated amortization expense for intangible assets for the fourth quarter of 2002, and for fiscal years 2003 to 2006 is $1,505,000, $6,018,000, $6,018,000, $3,476,000 and $1,660,000, respectively.

    Arch recorded an impairment charge relating to its long-lived assets of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the accompanying statements of operations. In conjunction with the adoption of SOP 90-7, the assets have been recorded at their fair values based principally on third-party appraisal. However, if the estimates of net cash provided by operating activities less net cash used in investing activities, or the significant operating assumptions upon which those fair values are based, change and result in undiscounted cash flows which are less than the carrying value of the assets, Arch may be required to record additional impairment charges related to its long-lived assets.

        (e)   Debt— Upon the effective date of the plan, all of Arch’s pre-petition bank debt and senior notes, except debt issued by Arch’s Canadian subsidiaries, were discharged and terminated. The $50 million debtor-in-possession credit facility obtained by the Debtors in connection with the chapter 11 filing was also terminated on the effective date of the plan of reorganization. No borrowings were outstanding on the debtor-in-possession credit facility.

    On the effective date of the plan of reorganization, AWHI issued $200 million of its 10% Senior Subordinated Secured Notes due 2007 and $100 million of its 12% Subordinated Secured Compounding Notes due 2009. The 10% notes accrue interest at 10% per annum payable semi-annually in arrears. The 10% notes are secured by a lien on substantially all the assets of Arch, excluding the assets of Arch’s Canadian subsidiaries. AWHI is required to redeem $15 million of the 10% notes semi-annually. AWHI is also required to redeem the 10% notes semi-annually to the extent AWHI’s cash balance exceeds certain levels. AWHI must also redeem the 10% notes from the net cash proceeds from: (1) the sale of assets in excess of $2 million and (2) certain amounts from insurance or condemnation proceeds. AWHI may redeem the 10% notes at any time prior to maturity, without premium or penalty. If a change of control (as defined in the indenture) occurs, AWHI will be required to make an offer to purchase the 10% notes at 100% of the outstanding principal amount plus accrued and unpaid interest through the purchase date. Since July 31, 2002, Arch has made optional redemptions of the 10% notes totaling $40 million, plus accrued interest on the redemption amount.

    Interest will compound semi-annually on the 12% notes at 12% per annum with such interest being added to the outstanding principal amount of the notes until the 10% notes are repaid in full, and thereafter interest will be paid semi-annually in cash. The 12% notes are secured by a second lien on substantially all the assets of Arch, excluding the assets of Arch’s Canadian subsidiaries. Arch is prohibited from redeeming the 12% notes until the 10% notes are paid in full. Following the repayment in full of the 10% notes, AWHI will be required to redeem the 12% notes semi-annually to the extent AWHI’s cash balance exceeds certain levels. AWHI must also redeem the 12% notes from the net cash proceeds from: (1) the sale of assets in excess of $2 million and (2) certain amounts from insurance or condemnation proceeds, once the 10% notes have been paid in full. AWHI may redeem the 12% notes, after the 10% notes have been repaid in full, at a redemption price equal to the following percentage of the outstanding principal amount plus accrued and unpaid interest through the purchase date:

o	Prior to May 15, 2007 — 106%;
o	May 15, 2007 to May 14, 2008 — 104%;
o	May 15, 2008 to May 14, 2009 — 102%;
o	on or after May 15, 2009 — 100%.

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

    The Canadian Subsidiaries are in default under their credit agreements and have been operating in accordance with forbearance agreements dated April 5, 2002. The forbearance agreements outlined the conditions under which the Canadian Subsidiaries could continue operations and included a specific timeline for management to arrange for a strategic alliance or a merger or acquisition. Since these conditions were not met, on October 2, 2002 the creditors issued demand letters to the Canadian Subsidiaries. These letters demanded payment of all outstanding obligations and terminated the April 5, 2002 forbearance agreements. Subsequent to receipt of the demand letters, the Canadian Subsidiaries requested and received approval for a subsequent forbearance. These new forbearance agreements expire on November 28, 2002 or earlier under certain circumstances. The subsequent forbearance agreements require management of the Canadian Subsidiaries to arrange and complete a transaction, on terms acceptable to the creditors, involving the sale or assignment of the indebtedness or a sale of the Canadian Subsidiaries’ or all of their assets prior to November 28, 2002. Management of the Canadian Subsidiaries and their shareholders are in discussions surrounding a possible financing transaction. If a financing transaction is successful, Arch’s ownership interest will be substantially diluted. Upon the expiration or earlier termination of these agreements, the creditors of the Canadian Subsidiaries have indicated they may enforce their security interests to remedy the defaults under the various agreements, including forcing liquidation of the Canadian Subsidiaries. If a liquidation occurs Arch would receive no proceeds.

    At September 30, 2002, the carrying value of the PageNet Canada debt of $5.5 million was included in current maturities of long-term debt and the principal balance outstanding was $29.1 million. This debt is non-recourse to Arch Wireless, Inc. and any of its domestic subsidiaries.

        (f)   New Common Stock— Upon the effective date of the plan of reorganization all of the Predecessor Company’s preferred and common stock, and all stock options were cancelled. The Reorganized Company’s authorized capital stock consists of 50,000,000 shares of common stock. Each share of common stock has a par value of $.001 per share. As of October 31, 2002, Arch had issued and outstanding 18,464,072 shares of common stock and the remaining 1,535,928 shares will be issued pursuant to the plan of reorganization from time to time as unsecured and administrative claims are resolved. The plan provides that exactly 20,000,000 shares will be issued, however, the number of shares of new common stock to be distributed to individual former unsecured creditors is contingent upon the resolution of their individual claims. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at September 30, 2002.

    As provided in the plan of reorganization, Arch adopted the 2002 Stock Incentive Plan which authorizes the grant of up to 950,000 shares of common stock of the Reorganized Company to be issued pursuant to the plan. On May 29, 2002, 882,200 shares were issued, at $0.001 per share, to certain members of continuing management to vest 310,730 shares on each of May 29, 2003 and May 29, 2004 and 260,740 shares on May 29, 2005, subject to adjustment. Any unvested shares granted under the 2002 Stock Incentive Plan are subject to repurchase by Arch at the issue price of $0.001 per share if the employment of an employee entitled to such grant is terminated for any reason. The fair value of the shares was deemed to be $6.09 per share, therefore, compensation expense of approximately $5.4 million is being recognized ratably over the three year vesting period. The remaining shares authorized under the 2002 Stock Incentive Plan will become issuable to management at $0.001 per share upon resolution of unsecured and administrative claims to the extent allowable under the plan of reorganization.

        (g)   Risks and Other Important Factors- Based on current and anticipated levels of operations, Arch’s management anticipates that Arch’s net cash provided by operating activities, together with cash on hand, will be adequate to meet its anticipated cash requirements through the end of 2003.

    In the event that cash from operations and cash on hand are not sufficient to meet future cash requirements, Arch may be required to reduce planned capital expenditures, sell assets or seek additional financing. Arch can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

    Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for one-way messaging services and the uncertain market for advanced messaging services. If either the rate of decline of one-way messaging units exceeds Arch’s expectations, or the number of advanced messaging units fails to increase, its revenues will be negatively impacted, and such impact could be material. Arch’s network rationalization program may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Arch’s debt repayment levels are to a large extent fixed, and are based in part on past expectations as to future revenues. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, or may cause it not to meet the debt repayment schedules or the various financial covenants contained in its debt instruments. If Arch’s one-way messaging loss rate does not improve from current trends and/or if there is limited growth in two-way messaging revenue, Arch may not comply with its minimum service revenue covenant in the latter half of 2003. Failure to make required debt payments or comply with financial covenants, including its minimum service revenue covenant, would enable creditors to accelerate repayment of Arch’s debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for bankruptcy protection.

    Arch does not manufacture any of the messaging devices or other equipment that its customers need to take advantage of its services. The equipment used in Arch’s operations is generally available for purchase from only a few sources. Historically, Arch purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre Electronics, Inc.

    Both Motorola and Glenayre have discontinued the production of the messaging devices and network equipment that Arch purchased from them. However, Arch previously entered into a supply agreement with Motorola that required Motorola to supply it with messaging devices through September 30, 2002. In addition, Arch has entered into a development agreement with PerComm Inc. and continues to evaluate several other vendors to obtain alternative sources of two-way messaging devices. Arch is also testing one-way messaging devices from several other existing sources. Arch believes the purchases in accordance with the Motorola supply agreement and from other available sources of new and reconditioned devices will be sufficient to meet its expected two-way messaging inventory requirements through July 31, 2003 and its one-way messaging inventory requirements through the end of 2003.

    Arch has entered into an agreement with Glenayre which will provide Arch with certain continued services and equipment into 2004 and the option to license upgrades to its network software under certain circumstances. In addition, Arch currently has excess network equipment as a result of its efforts to rationalize and deconstruct many of its one-way messaging networks and from prior acquisitions of network equipment. Additional network equipment for its two-way messaging network is also available from two other vendors, Sonik Technologies, Inc. and TGA Technologies.

    Significant delays in developing alternative sources of equipment could lead to disruptions in operations and adverse financial consequences. There can be no assurance that Arch will be able to secure alternative sources of messaging devices and all required network equipment.

        (h)   Recent Accounting Pronouncements — Pursuant to the requirements of SOP 90-7, which requires entities subject to fresh start accounting to adopt, in the fresh start reporting period, new accounting principles that will be required in the financial statements of the emerging entity within 12 months of the fresh start reporting period, Arch adopted the following pronouncements.

    In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Arch adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to cease amortization of certain assets and provides a methodology to test these assets for impairment on a periodic basis. Arch did not have any assets subject to SFAS No. 142 on its balance sheet as of January 1, 2002 and therefore the adoption had no impact on Arch’s results of operations or financial condition. Depreciation and amortization expense in the first quarter of 2001 would have been reduced by $54.4 million had the provisions of this statement been applied to that period.

    In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Arch adopted SFAS No 143 on June 1, 2002, the adoption had no impact on Arch’s results of operations or financial condition.

    In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Arch adopted SFAS No. 144 on January 1, 2002, the adoption had no impact on Arch’s results of operations or financial condition.

    In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” In rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax effect. Arch adopted SFAS No. 145 and the Predecessor Company recorded a $1.6 billion gain on extinguishment of debt in the two month period ended May 31, 2002. In accordance with SFAS No. 145 this gain was recognized as other income. In addition, the gain on early extinguishment of debt recorded in the prior year has been reclassified as other income.

    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. Arch has adopted the provisions of SFAS No. 146. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of Arch’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        (i)   Segment Reporting — In conjunction with its emergence from chapter 11 during the quarter ended June 30, 2002, Arch reassessed the segment disclosure requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. Due to various operational changes which occurred before and during the bankruptcy proceedings, such as the elimination of dedicated sales and management resources for two-way messaging, Arch no longer believes that its one-way messaging and two-way messaging operations meet the disclosure standards of separate operating segments as set forth in SFAS No. 131. Therefore, Arch believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

    Geographic Information

	Reorganized Company		Predecessor Company
	Three Months Ended September 30, 2002	Four Months Ended September 30, 2002	Five Months Ended May 31, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Revenues:
United States	$197,281	$264,599	$357,630	$276,485	$897,543
Canada	4,876	6,525	7,730	4,813	14,583

Total	$202,157	$271,124	$365,360	$281,298	$912,126

	Reorganized Company September 30, 2002	Predecessor Company December 31, 2001
Long-lived assets:
United States	$367,996	$392,783
Canada	4,668	14,397

Total	$372,664	$407,180

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Arch’s actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Factors Affecting Future Operating Results”.

Overview

        The following discussion and analysis should be read in conjunction with Arch’s consolidated financial statements and notes and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Arch’s Annual Report on Form 10-K/A: “Petition for Relief Under Chapter 11,” “Overview,” “PageNet Merger,” “MobileMedia Merger,” “Results of Operations” and “Inflation”.

        On May 29, 2002, Arch emerged from proceedings under chapter 11 of the bankruptcy code. Pursuant to Arch’s plan of reorganization, all of its former equity securities were cancelled and the holders of approximately $1.8 billion of its former indebtedness received securities which represent substantially all of Arch’s consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes, $100 million aggregate principal amount of 12% subordinated secured compounding notes and approximately 95% of Arch’s currently outstanding common stock. All but one of Arch’s former directors have been replaced by new directors, although no material changes have occurred in its senior management. As part of its overall efforts to maintain operating margins despite reductions in revenue, Arch has continued to reduce expenses by closing facilities, reducing the number of networks it operates and the number of persons it employs.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon Arch’s consolidated condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Arch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition, capitalization of device refurbishment costs and various vendor and tax accruals. Arch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Arch evaluates the recoverability of the carrying value of its tangible and intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Arch must project cash flows which are based on various operating assumptions such as average revenue per unit in service, the rate at which subscribers discontinue service, sales productivity ratios and workforce productivity ratios. Management develops these projections on a periodic basis and periodically reviews the projections based on actual operating trends.

        The projections assume that general economic conditions will continue unchanged throughout the projection period and that the potential impact of those economic conditions on capital spending and revenues within each of our operating regions will not fluctuate. Projected revenues are based on our estimates of units in service and average revenue per unit. Projected revenues assume a continued decline in one-way messaging units in service throughout the projection period, which is partially offset by growth of two-way messaging units in service. Projected operating expenses are based upon historical experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives implemented in response to the projected decline in total revenues.

        Arch recorded an impairment charge relating to its long-lived assets of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the accompanying statements of operations. In conjunction with the adoption of SOP 90-7, the assets have been recorded at their fair values based principally on a third-party appraisal, however, if the projections, or the significant operating assumptions upon which those fair values are based, change and result in undiscounted cash flows which are lower than the carrying value of the assets, Arch may be required to record additional impairment charges related to its long-lived assets.

      Reserves for Doubtful Accounts and Service Credits

        Arch records two reserves against its gross accounts receivable balance, an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and as a reduction of revenues, respectively.

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Arch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. Arch compares the ratio of the reserve to gross receivables to historical levels and Arch monitors amounts collected and related statistics. Arch’s allowance for doubtful accounts was $16.7 million and $42.0 million at September 30, 2002 and December 31, 2001, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that future write-off experience will be consistent with historical rates, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and the related provisions are based on historical credit percentages, current credit and aging trends and days sales outstanding for each business unit. A range of allowance balances is developed and an allowance is recorded within that range based on management’s assessment of trends in days sales outstanding, aging characteristics and other operating factors. Arch’s allowance for service credits was $11.8 million on September 30, 2002. While credits issued have been within our expectations and the provisions established, management cannot guarantee that future credit experience will be consistent with historical rates, which could result in material differences in the allowance for service credits and related provisions.

      Revenue Recognition

        Arch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices directly to customers and other companies that resell Arch’s service. Arch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured. Arch believes, relative to the sale of one-way messaging devices, that all of these conditions are met and since the services are deemed not to be essential to the functionality of the devices, product revenue is recognized at the time of shipment.

        Arch bundles the sale of two-way messaging devices with the related service and since, currently, the sale of the service is essential to the functionality of the device, Arch does not separately account for the sale of the device and the service. Revenue and the related cost of sales are recognized over the expected customer relationship, which is currently estimated to be two years. If the assumed length of the customer relationship differed significantly or technology advances resulted in the service being deemed not to be essential to the functionality of the device; the timing of revenue and expense amortization and the carrying value of the related deferred revenue and cost could be materially affected.

      Capitalization of Device Refurbishment Costs

        Arch incurs significant costs associated with messaging devices, including the purchase of new devices as well as the refurbishment of devices leased to customers. Device refurbishment falls into two general categories; cosmetic cleaning and repair of external components (i.e. lenses, clips, plastics, etc.) and significant refurbishment or replacement of internal components, including component level repair and changes, which allow the device to function on different messaging systems and at different frequencies. The costs associated with significant refurbishment extend the useful life of the device and allow Arch to forego the purchase of a new messaging device from equipment manufacturers. Therefore, these costs are capitalized to fixed assets and depreciated over a one year estimated life.

        Arch has approximately 4.3 million leased units in service as of September 30, 2002, which are subject to customer return primarily for cancellation of service or exchanges for different devices. Arch processes several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical, therefore, Arch capitalizes a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of an in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the three and nine month periods ended September 30, 2002, $3.0 million and $11.9 million, respectively, were capitalized. Arch is in the process of reassessing the assumed capitalization rate. If the resulting capitalization rate differs from the historical rate,

Arch’s service, rental and maintenance expense and capital expenditures would be affected in equal and opposite amounts and depreciation expense would differ on a prospective basis.

Results of Operations

        For financial statement purposes, Arch’s results of operations and cash flows have been separated as pre- and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See notes (b) and (c) of Notes to Unaudited Consolidated Condensed Financial Statements. For purposes of this Management’s Discussion and Analysis, the Predecessor Company financial data has been compared in the section “Comparison of the Predecessor Company Results of Operations for the Five Months Ended May 31, 2002 to the Nine Months Ended September 30, 2001” and certain financial data of the three and nine months ended September 30, 2002 have been combined and discussed in relation to the corresponding periods of 2001 in the section “Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001". However, for the reasons described in notes (b) and (c) and due to other non-recurring adjustments, Arch’s financial statements for the periods before Arch emerged from bankruptcy are not comparable to the Reorganized Company’s financial statements for the three months ended September 30, 2002, and Arch’s results of operations prior to its emergence from bankruptcy, including the five-month period ended May 31, 2002, are not indicative of future results. These items are particularly noteworthy:

o	a gain of $1.6 billion recognized in the second quarter of 2002 from the discharge and termination of debt upon Arch’s emergence from bankruptcy;
o	a gain of $47.9 million recognized in the second quarter of 2002 due to fresh start accounting adjustments;
o	reorganization expenses of $6.2 million and $16.3 million recognized in the first and second quarters of 2002, respectively and;
o	the non-accrual of $45.6 million and $30.4 million of contractual interest while Arch operated in bankruptcy in the first and second quarters of 2002, respectively.

      Comparison of the Predecessor Company Results of Operations for the Five Months Ended May 31, 2002 to the Nine Months Ended September 30, 2001

        The Predecessor Company had no results of operations after the effective date of the plan of reorganization. Accordingly, there are four fewer months for each item discussed in each 2002 period which exacerbates the quantitative change from the periods in the prior year and prevents a meaningful comparison between the 2002 and prior year periods. Please see the section “Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001,” below for additional information.

        Revenues decreased to $365.4 million, a 59.9% decrease, for the five months ended May 31, 2002, from $912.1 million for the nine months ended September 30, 2001, as the number of units in service decreased from 9.4 million at September 30, 2001 to 7.2 million at May 31, 2002 and the five month period ended May 31, 2002 reflects a four month shorter operating period than the nine months ending September 30, 2001.

        Service, rental and maintenance expenses, which consist primarily of telephone expenses, fees paid to other network providers, site rental expenses and repairs and maintenance expenses, decreased to $106.0 million, or 29.0% of revenues, in the five months ended May 31, 2002, from $233.6 million, or 25.6% of revenues in the nine months ended September 30, 2001.

        Selling expenses decreased to $35.3 million, or 9.7% of revenues, for the five months ended May 31, 2002, from $111.3 million, or 12.2% of revenues, for the nine months ended September 30, 2001. The decrease was due to fewer sales representatives resulting from continuing efforts to manage sales force productivity such that as units in service decline fewer sales personnel are required. In conjunction with the effort to reduce the number of sales personnel, Arch combined the responsibilities of its sales representatives to include both product lines: one-way and two-way messaging.

        General and administrative expenses decreased to $116.7 million, or 31.9% of revenues, for the five months ended May 31, 2002, from $304.2 million, or 33.3% of revenues for the nine months ended September 30, 2001. The decreases in general and administrative expenses were due primarily to lower payroll and related expenses, facilities costs, outside services and bad debt expense.

        Depreciation and amortization expenses decreased to $82.7 million in the five months ended May 31, 2002, from $1.5 billion in the nine months ended September 30, 2001. The decrease was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets and the associated reduction in the carrying value of the fixed and intangible assets.

        In May 2002, upon emergence from chapter 11, Arch recognized a gain of $1.6 billion resulting from the discharge and termination of debt incurred before the bankruptcy filing. For the nine months ended September 30, 2001, Arch recognized a gain of $34.2 million on the retirement of debt exchanged for Predecessor Company stock.

        Net interest expense decreased to $2.2 million for the five months ended May 31, 2002, from $182.5 million for the nine months ended September 30, 2001. As a result of filing for protection under chapter 11, Arch stopped recording interest expense on its debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded for the five months ended May 31, 2002 on debt incurred before the bankruptcy filing was approximately $76.0 million.

        Reorganization expense was $22.5 million in the five months ended May 31, 2002. These expenses consisted of professional and other fees associated with Arch’s bankruptcy proceedings.

        In May 2002, upon emergence from chapter 11, Arch recorded fresh start accounting adjustments resulting in a gain of $47.9 million. See Note (c) to the Consolidated Condensed Financial Statements.

        Arch recognized an income tax benefit of $118.5 million for the nine months ended September 30, 2001. This amount represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

        Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

        Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and device sales. Device sales represented less than 10% of total revenues for the three and nine months ended September 30, 2001 and 2002. Arch does not differentiate between service and rental revenues.

        Revenues decreased to $202.2 million, a 28.1% decrease, and $636.5 million, a 30.2% decrease, for the three and nine months ended September 30, 2002, respectively, from $281.3 million and $912.1 million for the three and nine months ended September 30, 2001, respectively, as the number of units in service decreased from 9.4 million at September 30, 2001 to 6.4 million at September 30, 2002. Revenues in the three and nine months ended September 30, 2001 and 2002 were adversely affected by the declining demand for one-way messaging services, which led to net subscriber cancellations of 588,000 and 2,081,000 units in the three and nine months ended September 30, 2002, respectively, and 809,000 and 2,468,000 units in the corresponding periods in 2001.

        Two-way messaging revenues increased to $31.6 million, or 15.6% of total revenues, and $97.1 million, or 15.2% of total revenues, in the three and nine months ended September 30, 2002, respectively, from $30.1 million, or 10.7% of total revenues, and $70.3 million, or 7.7% of total revenues, in the corresponding 2001 periods. Two-way messaging units in service increased from 329,000 at September 30, 2001 to 376,000 at September 30, 2002.

        The demand for one-way messaging services declined in 2000, 2001 and 2002, and Arch believes such demand will continue to decline in the foreseeable future. Arch believes that any future growth in the wireless messaging industry, if it occurs, will be attributable to two-way messaging; although recent experience indicates such growth may not occur. As a result, Arch expects to continue to experience significant declines of units in service during the remainder of 2002 and the foreseeable future.

        Service, rental and maintenance expenses, which consist primarily of telephone expenses, fees paid to other network providers, site rental expenses and repairs and maintenance expenses, decreased to $58.8 million, or

29.1% of revenues, and $186.2 million, or 29.2% of revenues, in the three and nine months ended September 30, 2002, respectively, from $76.1 million, or 27.0% of revenues, and $233.6 million, or 25.6% of revenues, in the corresponding periods in 2001. Since many of these costs are fixed in the short term, Arch has not been able to reduce service, rental and maintenance expenses to date at the same rate of decline as units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. The decrease in expense is primarily a result of lower telephone expenses and fees paid to other network providers. The decreases in telephone expense of $5.9 million and $19.9 million for the three and nine month periods, respectively, resulted from (1) permanent savings due to consolidation of network facilities and favorable rate adjustments and (2) in the nine month period, a $4.4 million accrual adjustment due to favorable settlement of certain contract disputes. The decreases in fees paid to other network providers were $4.1 million and $11.0 million for the three and nine month periods, respectively, and were due primarily to Arch’s efforts to migrate customers from other network providers to Arch’s networks and to a lesser extent lower units in service.

        Service, rental and maintenance expenses related to two-way messaging, consisting primarily of site rental expenses, telephone expenses and fees paid to other network providers, were $11.2 million and $35.5 million in the three and nine months ended September 30, 2002, respectively, compared to and $12.1 million and $34.7 million in the corresponding 2001 periods.

        Selling expenses decreased to $17.4 million, or 8.6% of revenues, and $58.7 million, or 9.2% of revenues, for the three and nine months ended September 30, 2002, respectively, from $35.6 million, or 12.7% of revenues, and $111.3 million, or 12.2% of revenues, for the corresponding periods in 2001. The decrease was due to fewer sales representatives resulting from continuing efforts to manage sales force productivity such that as units in service decline fewer sales personnel are required. In conjunction with the effort to reduce the number of sales personnel, Arch combined the responsibilities of its sales representatives to include both product lines; one-way and two-way messaging. Therefore, no specific selling expenses are related to the one-way or two-way messaging product lines.

        General and administrative expenses decreased to $63.2 million, or 31.3% of revenues, and $203.3 million, or 31.9% of revenues, for the three and nine months ended September 30, 2002, respectively, from $97.0 million, or 34.5% of revenues, and $304.2 million, or 33.3% of revenues for the corresponding periods in 2001. The decreases in general and administrative expenses were due primarily to lower payroll and related expenses, facilities costs, outside services and bad debt expense. The decreases in payroll and related expense was $8.7 million and $31.8 million for the three and nine month periods, respectively. These decreases resulted from fewer employees, consolidation of operating divisions and reductions in certain functions which tend to vary with units in service. Facilities costs were $4.3 million and $13.7 million lower in the 2002 three and nine month periods, respectively, due to facilities closures in conjunction with the PageNet integration and operating division consolidations. Outside services decreased $3.7 million and $12.9 million in the three and nine month periods, respectively, due primarily to lower consulting and temporary employee expenses in the current year. Bad debt decreased $6.5 million and $14.5 million in the three and nine month periods, respectively, due primarily to improved collections activities and lower levels of overall accounts receivable which resulted from the decreases in revenue described above. In addition to the changes outlined above, Arch recorded $2.9 million of receivables associated with various state gross receipt and franchise taxes during the three months ended September 30, 2002. There are no specific general and administrative expenses associated with two-way messaging and minimal costs associated with Arch Wireless Enterprise Solution (AWES), Arch’s server-based product offering.

        Depreciation and amortization expenses decreased to $40.0 million and $135.3 million in the three and nine months ended September 30, 2002, respectively, from $68.6 million and $1.5 billion in the three and nine months ended September 30, 2001. The decrease was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets and the associated reduction in the carrying value of the fixed and intangible assets.

        Operating income was $16.9 million and $34.7 million for the three and nine months ended September 30, 2002, respectively, compared to operating losses of $5.6 million and $1.3 billion in the three and nine months ended September 30, 2001, respectively, as a result of the factors outlined above.

        Net interest expense decreased to $8.1 million and $13.3 million for the three and nine months ended September 30, 2002, respectively, from $65.9 million and $182.5 million for the corresponding periods in 2001. As a result of filing for protection under chapter 11, Arch stopped recording interest expense on its bank debt and senior notes from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded for the five months ended May 31, 2002 on debt incurred before the bankruptcy filing was approximately $76.0 million. Arch’s current outstanding notes are fixed rate and therefore interest expense is dependant only on the outstanding balances. During the three months ended September 30, 2002, Arch redeemed $40 million of the 10% notes which will result in less interest expense in future periods.

        Other income was $69,000 for the nine months ended September 30, 2002, compared to other expense of $30.8 million for the nine months ended September 30, 2001. In 2001, other expense included a $14.6 million charge resulting from the application of SFAS No. 133 and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

        Arch recognized an income tax benefit of $500,000 and $118.5 million for the three and nine months ended September 30, 2001, respectively. These amounts represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

        On January 1, 2001, Arch adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended March 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represented the impact of initially recording the derivatives at fair value as of January 1, 2001.

        Net income was $8.8 million and $1.7 billion for the three and nine months ended September 30, 2002, as a result of the factors outlined above including a $1.6 billion gain on extinguishment of debt recorded in May 2002. Net losses were $95.8 million and $1.4 billion for the corresponding periods in 2001, as a result of the factors outlined above including the $976.2 million impairment charge recorded in June 2001.

Liquidity and Capital Resources

Overview

        On May 29, 2002, Arch emerged from its chapter 11 bankruptcy proceeding with a new capital structure consisting chiefly of:

o	$300 million aggregate principal amount of 10% notes and 12% notes issued by Arch’s intermediate subsidiary, Arch Wireless Holdings, Inc., and
o	common stock.

        Immediately before the bankruptcy proceeding commenced on November 9, 2001, Arch’s consolidated capitalization consisted of approximately $1.8 billion aggregate principal amount or accreted value of bank debt and notes, as well as Arch’s preferred stock and common stock.

        Based on current and anticipated levels of operations, Arch’s management anticipates that net cash provided by operating activities, together with cash on hand, will be adequate to meet its anticipated cash requirements through the end of 2003.

        In the event that net cash provided by operating activities is not sufficient to meet future cash requirements, Arch may be required to reduce planned capital expenditures, sell assets or seek additional financing. Arch can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

Sources of Funds

        Arch’s principal sources of cash are cash flow from operations plus cash on hand.

        Cash Flow. Arch’s net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows (in millions):

	Nine Months Ended September 30,
	2002	2001
Net cash provided by operating activities	$165.3	$12.9
Net cash (used in) provided by investing activities	$(79.0)	$75.1
Net cash used in financing activities	$(105.7)	$(95.2)

        Investing activities in 2002 consist solely of capital expenditures. Financing activities in 2002 consist solely of the repayment of debt.

        Investing activities of the Predecessor Company in 2001 included a cash inflow of $175.0 million for specialized mobile radio licenses sold to Nextel Communications, Inc. offset by $100.0 million of capital expenditures. Financing activities of the Predecessor Company in 2001 included an investment of $75.0 million by Nextel in Arch series F preferred stock and borrowings by Arch’s Canadian subsidiaries of approximately $7.9 million, offset by the repayment of $178.1 million of long-term debt, including $175.2 million under Arch’s secured credit facility. As discussed above, as a result of Arch’s chapter 11 reorganization, all of the Predecessor Company’s equity interests, including the Series F preferred stock, were cancelled.

    Borrowings. The following table describes Arch’s principal borrowings at September 30, 2002 and associated debt service and amortization requirements.

Principal Amount or Compounded Value	Interest	Maturity Date	Required Amortization
$160 million	10%, payable in cash semi-annually	May 15, 2007	$15 million semi-annually commencing November 15, 2002 plus excess cash - see note (1) below
$104 million	12%, accruing and compounding semi- annually until 10% notes are repaid, payable in cash thereafter	May 15, 2009	Upon total repayment of 10% notes, semi-annually in amounts equal to excess cash - see note (1) below

    (1)        Excess cash payments are required:

o	on each November 15 and May 15, the payment dates, to the extent cash at the prior quarter end exceeds $45 million ($35 million subsequent to September 30, 2004), after taking into account required interest and principal payments due on the payment date;
o	out of the proceeds of asset sales in excess of $2 million; and
o	out of specified kinds of insurance and condemnation proceeds.

        Arch will be required to pay approximately $45 million in cash to service required payments of principal and interest through September 30, 2003 in addition to any optional redemptions paid during that period. Since July 31, 2002, Arch has made optional redemptions of the 10% notes totaling $40 million, plus accrued interest on the redemption amount. From time to time, Arch may make additional optional redemptions of the 10% notes so long as certain minimum cash balances are maintained.

Capital Expenditures and Commitments

        Arch’s business requires funds to finance capital expenditures for subscriber equipment and network system equipment.

        Arch’s capital expenditures decreased from $100.0 million for the nine months ended September 30, 2001 to $79.0 million for the nine months ended September 30, 2002. These capital expenditures primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. Arch has funded its 2002 capital expenditures with net cash provided by operating activities. Arch estimates that capital expenditures for 2002 will be approximately $90 to 95 million. These expenditures will be used primarily for messaging devices, information systems and system and transmission equipment. However, the actual amount of capital Arch requires will depend on a number of factors, including replacement requirements of current customers, subscriber additions, technological developments, competitive conditions and the nature and timing of Arch’s strategy to consolidate its networks.

        Arch holds 250 kHz outbound and 125 kHz inbound regional and nationwide narrowband PCS spectrum. In order to retain these narrowband PCS licenses, Arch must comply with specified minimum build-out requirements. With respect to each of the regional narrowband PCS licenses, Arch has satisfied the five-year build-out requirements established by the FCC; however, Arch is required to additionally build-out this system to cover 300,000 square kilometers, or 75% of each of the five regional populations, by April 27, 2005. With respect to the nationwide PCS licenses, Arch must extend its build-out of these systems to cover 1,500,000 square kilometers, or 75% of the U.S. population by separate construction deadlines for each license, which occur between September 29, 2004 and January 25, 2005. Arch estimates that the costs of these minimum build-outs will be $1 million or less.

Factors Affecting Future Operating Results

        The following important factors, among others, could cause Arch’s actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch’s management from time to time.

      Business Risks

Recent declines in Arch’s units in service will likely continue or even accelerate; this trend may impair Arch’s financial results.

        In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from its acquisition of MobileMedia Communications, Inc. In 2000, units in service decreased by 2,073,000, excluding the addition of subscribers from Arch’s acquisition of Paging Network, Inc.; a decrease of 888,000 units was due to subscriber cancellations and a decrease of 1,185,000 units was due to definitional changes made after the MobileMedia and PageNet acquisitions to reflect a common definition of units in service. During 2001, units in service decreased by an additional 3,394,000 units due to subscriber cancellations. During the first nine months of 2002, units in service decreased by a further 2,081,000 units due to subscriber cancellations. Arch believes that demand for one-way messaging services has been declining since 1999 and will continue to decline in the foreseeable future. Arch believes that any future growth in the wireless messaging industry, if it occurs, will be attributable to two-way messaging; although recent experience indicates that such growth may not occur. Additionally, management actions to reduce operating expenses, such as reductions in the number of Arch’s sales representatives and efforts to consolidate customers onto fewer networks could lead to further subscriber cancellations. Based on all of the factors discussed above, Arch expects to continue to experience significant declines in units in service and revenues for the foreseeable future.

        Reductions in the number of units in service can significantly affect the results of operations of wireless messaging service providers. The sale and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Additionally, because the network-

related operating expenses of wireless messaging businesses are largely fixed in the short term, subscriber cancellations can directly and adversely affect net cash provided by operating activities.

Revenues and operating results may fluctuate, leading to possible liquidity problems.

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for one-way messaging services and the uncertain market for advanced messaging services. If either the rate of decline of one-way messaging units exceeds Arch’s expectations, or the number of advanced messaging units fails to increase, its revenues will be negatively impacted, and such impact could be material. Arch’s network rationalization program may also negatively impact revenues as customers experience a reduction in and possible disruptions of service in certain areas. Arch’s debt repayment levels are to a large extent fixed, and are based in part on past expectations as to future revenues. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, or may cause it not to meet the debt repayment schedules or the various financial covenants contained in its debt instruments. If Arch’s one-way messaging loss rate does not improve from current trends and/or if there is limited growth in two-way messaging revenue, Arch may not comply with its minimum service revenue covenant in the latter half of 2003. Failure to make required debt payments or comply with financial covenants, including its minimum service revenue covenant, would enable creditors to accelerate repayment of Arch’s debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for bankruptcy protection.

Operating expenses may not decline at a rate that matches the decline in revenues, leading to a reduction in net cash provided by operating activities, possible liquidity problems and an inability to service or refinance outstanding debt.

        In order to continue to generate net cash provided by operating activities sufficient to service its outstanding debt, Arch anticipates significant reductions in operating expenses to offset the decline in revenues. In particular, site lease and telephone expense are the most significant costs associated with the operation of its messaging networks, accounting for approximately 29% of operating expenses for the first nine months of 2002. Reductions in these expenses are dependent on Arch’s ability to successfully rationalize its existing messaging networks, ultimately resulting in fewer sites on which it is required to pay monthly lease and telephone interconnection costs. Many of its site leases are consolidated under master lease agreements with a few large national vendors, and there can be no assurances that Arch’s negotiations with these or other lessors that arise as a result of its network rationalization will result in a reduction of future lease payments that is consistent with its strategy.

        If Arch’s assumed reductions in operating expenses are not met, or if revenues decline at a more rapid rate than anticipated and that decline cannot be offset with additional expense reductions, then net cash provided by operating activities would be adversely affected. Lower than expected net cash provided by operating activities could cause Arch to fail to make required debt repayments or comply with certain financial covenants contained in its debt instruments, either of which would enable creditors to accelerate repayment of its debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt and could ultimately result in Arch having to file for bankruptcy protection.

        Arch is dependent on net cash provided by operating activities as its principal source of liquidity. If Arch is not able to achieve anticipated levels of net cash provided by operating activities, it may not be able to amend or refinance its existing debt obligations and it may be precluded from incurring additional indebtedness due to restrictions under existing or future debt instruments. Further, it is unlikely that additional external sources of financing will be available to Arch under these circumstances. If Arch were to fail to make required debt repayments or fail to comply with financial covenants contained in its debt instruments, creditors could accelerate repayment of its debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for bankruptcy protection.

Competition from mobile, cellular and PCS telephone companies is intense. Many companies have introduced phones and services with substantially the same features and functions as the advanced messaging products and services provided by us, and have priced such devices and services competitively. Arch’s future growth and profitability, if any, will likely depend on the success of its advanced messaging services.

        Arch faces competition from other messaging providers in all markets in which it operates, as well as from cellular, PCS and other mobile wireless telephone companies. While certain of Arch’s competitors providing wireless messaging and information services are currently in financial distress, they continue to create significant competition for a depleting customer base notwithstanding the challenges of their financial difficulties. Providers of mobile wireless phone services such as AT&T Wireless, Cingular, WorldCom, Sprint PCS, Verizon and Nextel now include wireless messaging as an adjunct service to voice services. In addition, the availability of coverage for mobile phone services has increased, making the two types of service and product offerings more comparable. Cellular and PCS companies seeking to provide wireless messaging services have been able to bring their products to market faster, at lower prices or in packages of products that consumers and businesses find more valuable than those Arch provides. In addition, many of these competitors, particularly cellular and PCS phone companies, possess greater financial, technical and other resources than those available to Arch.

Because Arch depended on Motorola for messaging devices and on Glenayre for other equipment, both of whom have discontinued production of equipment Arch purchased from them, Arch’s operations may be disrupted if it is unable to obtain equipment or services from alternative sources in the future.

        Arch does not manufacture any of the messaging devices or other equipment that its customers need to take advantage of its services. The equipment used in Arch’s operations is generally available for purchase from only a few sources. Historically, Arch purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre Electronics, Inc.

        Both Motorola and Glenayre have discontinued the production of the messaging devices and network equipment that Arch purchased from them. However, Arch previously entered into a supply agreement with Motorola that required Motorola to supply it with messaging devices through September 30, 2002. In addition, Arch has entered into a development agreement with PerComm Inc. and continues to evaluate several other vendors to obtain alternative sources of two-way messaging devices. Arch is also testing one-way messaging devices from several other existing sources. Arch believes the purchases in accordance with the Motorola supply agreement and from other available sources of new and reconditioned devices will be sufficient to meet its expected two-way messaging inventory requirements through July 31, 2003 and its one-way messaging inventory requirements through the end of 2003. Arch has entered into an agreement with Glenayre which will provide it with certain continued services and equipment into 2004 and the option to license upgrades to its network software under certain circumstances. In addition, Arch currently has excess network equipment as a result of its efforts to rationalize and deconstruct many of its one-way messaging networks and from prior acquisitions of network equipment. Additional network equipment for its two-way messaging network is also available from two other vendors, Sonik Technologies, Inc. and TGA Technologies.

        Significant delays in developing alternative sources of equipment could lead to disruptions in operations and adverse financial consequences. There can be no assurance that Arch will be able to secure alternative sources of messaging devices and all required network equipment.

Obsolescence in company-owned wireless units may impose additional costs on Arch.

        Technological change may also adversely affect the value of the messaging devices Arch owns and leases to its subscribers. If Arch’s current subscribers request more technologically advanced messaging devices, Arch could incur additional inventory costs and capital expenditures if it is required to replace these devices within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch’s results of operations, and would reduce cash available to service its outstanding debt obligations. In addition, restrictions under Arch’s existing debt instruments specifically limit the amount it is able to spend on capital expenditures.

Arch’s recent financial difficulties and bankruptcy may put it at a disadvantage with suppliers and customers.

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

Restrictions under debt instruments prevent Arch from declaring dividends, incurring debt, making acquisitions or taking actions that its management considers beneficial.

        Arch’s debt instruments limit or restrict, among other things, its operating subsidiaries’ ability to pay dividends, make investments, incur secured or unsecured indebtedness, incur liens, dispose of assets, enter into transactions with affiliates, engage in any merger, consolidation or sale of substantially all of their assets or cause their subsidiaries to sell or issue stock.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Arch’s debt financing consists of variable rate bank debt issued by its Canadian subsidiaries and fixed rate secured notes.

Senior Subordinated Secured and Subordinated Secured Compounding Notes, Fixed Rate Debt:

        Arch’s fixed rate secured notes are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of September 30, 2002. Trades for the debt issues are infrequent.

Principal Balance	Fair Value	Stated Interest Rate	Scheduled Maturity
$160.0 million	$124.8 million	10%	2007
$104.1 million	$ 25.0 million	12%	2009

Canadian Subsidiaries Bank Debt, Variable Rate Debt:

        Arch considers the fair value of the Canadian Subsidiaries’ bank debt to be equal to its carrying value, which was adjusted in conjunction with fresh start accounting. Management determined the value of the bank debt in a manner consistent with the methodology used to value and restructure Arch’s domestic subsidiaries. Management believes this method was reasonable since no market existed for this debt and the Canadian Subsidiaries are in the same business as Arch’s domestic subsidiaries. The valuation was based on projected cash flows of the Canadian Subsidiaries. If the actual cash flows were to differ materially from the projected amounts the fair value of the bank debt may be materially affected.

        The Canadian Subsidiaries are in default under their credit agreements and have been operating in accordance with forbearance agreements dated April 5, 2002. The forbearance agreements outlined the conditions under which the Canadian Subsidiaries could continue operations and included a specific timeline for management to arrange for a strategic alliance or a merger or acquisition. Since these conditions were not met, on October 2, 2002 the creditors issued demand letters to the Canadian Subsidiaries. These letters demanded payment of all outstanding obligations and terminated the April 5, 2002 forbearance agreements. Subsequent to receipt of the demand letters, the Canadian Subsidiaries requested and received approval for a subsequent forbearance. These new forbearance agreements expire on November 28, 2002 or earlier under certain circumstances. The subsequent forbearance agreements require management of the Canadian Subsidiaries to arrange and complete a transaction, on terms acceptable to the creditors, involving the sale or assignment of the indebtedness or a sale of the Canadian Subsidiaries’ or all of their assets prior to November 28, 2002. Management of the Canadian Subsidiaries and their shareholders are in discussions surrounding a possible financing transaction. If a financing transaction is successful, Arch’s ownership interest will be substantially diluted. Upon the expiration or earlier termination of these agreements, the creditors of the Canadian Subsidiaries have indicated they may enforce their security interests to remedy the defaults under the various agreements, including forcing liquidation of the Canadian Subsidiaries. The actions of the creditors to enforce their security interests may be undertaken to maximize their recovery of principal which may be detrimental to long term projected cash flows. These actions may also result in a material difference in the fair value of the bank debt.

Principal Balance	Carrying Value and Fair Value	Weighted Average Interest Rate	Scheduled Maturity	Interest Payments Due
$29.1 million	$5.5 million	8.4%	2004	Quarterly

Item 4.     Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures. Based on their evaluation of Arch’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Arch’s Chief Executive Officer and Chief Financial Officer have concluded that Arch’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Arch in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

    (b)        Changes in internal controls. There were no significant changes in the Arch’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

        Certain holders of 12¾% Senior Notes due 2007 of Arch Wireless Communications, Inc. (AWCI), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and 19 of its other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. (AWHI), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. From December 6, 2001 through May 29, 2002, Arch and its domestic subsidiaries operated their businesses and managed their property as debtors in possession under the Bankruptcy Code. Arch and substantially all of its domestic subsidiaries filed a plan of reorganization with the bankruptcy court on January 15, 2002, which was amended on March 13, 2002 and subsequently modified on May 8, 2002 and May 14, 2002. On May 15, 2002, the bankruptcy court entered an order confirming the plan of reorganization, as modified, and the plan became effective on May 29, 2002. As a result of the bankruptcy court’s order confirming the plan of reorganization, Arch and its domestic subsidiaries now operate as reorganized entities.

        Arch is involved in a number of lawsuits which it does not believe will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2.     Changes in Securities and Use of Proceeds

        On May 29, 2002, Arch emerged from proceedings under chapter 11 of the bankruptcy code. Pursuant to Arch’s plan of reorganization, all of its former equity securities, including its common stock, series C preferred stock and series F preferred stock and all stock options, were cancelled. The following debt securities of Arch and its subsidiary, Arch Wireless Communications, Inc., were also cancelled pursuant to the plan of reorganization:

Issuer	Cancelled Debt Security
Arch Wireless, Inc. Arch Wireless, Inc. Arch Wireless Communications, Inc. Arch Wireless Communications, Inc. Arch Wireless Communications, Inc. Arch Wireless Communications, Inc.	10 7/8% Senior Discount Notes due 2008
6 3/4% Convertible Subordinated Debentures due 2003
9 1/2% Senior Notes due 2004
14% Senior Notes due 2004
12 3/4% Senior Notes due 2007
13 3/4% Senior Notes due 2008

Pursuant to the plan of reorganization, Arch’s subsidiary, Arch Wireless Holdings, Inc., issued the following new debt securities to Arch’s former creditors:
o	$200 million aggregate principal amount of 10% senior subordinated secured notes due 2007; and
o	$100 million aggregate principal amount of 12% subordinated secured compounding notes due 2009.

Also pursuant to the terms of the plan of reorganization, on May 29, 2002 and October 28, 2002, Arch issued 15,471,054 and 2,993,018 shares of common stock, $.001 par value per share, respectively. An additional 1,535,928 shares of common stock have been reserved for issuance and will be issued in accordance with the plan of reorganization from time to time as creditors’ claims are resolved by the bankruptcy court. Of the 15,471,054 shares of common stock issued on May 29, 2002, 882,200 shares were issued to certain members of Arch’s continuing management under Arch’s 2002 Stock Incentive Plan, which authorizes the distribution of up to 950,000 shares of common stock to management for a nominal price. The total number of shares of Arch’s common stock issued or reserved for issuance pursuant to the plan, including shares issued or issuable under the 2002 Stock Incentive Plan, is 20,000,000.

Item 3.     Defaults upon Senior Securities

         None.

Item 4.     Submission of Matters to a Vote of Security Holders

         None.

Item 5.     Other Information

        On November 5, 2002 the Audit Committee of Arch’s Board of Directors appointed PricewaterhouseCoopers LLP, Arch’s independent accountants to perform the following non-audit services for Arch: audit of benefit plans, assistance with Arch’s reports to be filed with the Securities and Exchange Commission and assistance in the preparation of Arch’s tax returns and refund claims and related tax planning and consultations.

Item 6.     Exhibits and Reports on Form 8-K

        (a)    The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

        (b)     The following reports on Form 8-K were filed for the quarter for which this report is filed:

                Current Report on Form 8-K dated July 12, 2002 (relating to Weblink Wireless Bankruptcy Motion).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH WIRELESS, INC.
Dated: November 12, 2002	By: /s/ J. Roy Pottle J. Roy Pottle Executive Vice President and Chief Financial Officer
29 CERTIFICATIONS I, C. Edward Baker, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Arch Wireless, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ C. Edward Baker C. Edward Baker Chairman and Chief Executive Officer
30 CERTIFICATIONS I, J. Roy Pottle, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Arch Wireless, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ J. Roy Pottle J. Roy Pottle Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Restated Bylaws (1)
4.1	Indenture, dated May 29, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc. (2)
4.2	Indenture, dated May 29, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (3)
10.1+	2002 Stock Incentive Plan (1)
10.2+	First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and C. Edward Baker, Jr. (1)
10.3+	First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and Lyndon R. Daniels (1)
10.4+	First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and J. Roy Pottle (1)
10.5	Registration Rights Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc. and the parties listed therein (1)
99.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 12, 2002.
99.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 12, 2002.

*	Filed herewith.

+	Identifies exhibits constituting a management contract or compensation plan.

(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 15, 2002 and filed on May 30, 2002.

(2)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28581).

(3)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28580).