Form 10-K
period 2002-12-31
ARCH WIRELESS INC
filed 2003-03-28
CIK 915390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934      X       For the Fiscal Year Ended December 31, 2002
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from            to
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
SECURITIES EXCHANGE ACT OF 1934: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
SECURITIES EXCHANGE ACT OF 1934:
Common Stock Par Value $0.001 Per Share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES     X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES      X      NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 was approximately $12,911,461.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES     X       NO

The number of shares of Registrant’s common stock outstanding on March 27, 2003 was 18,712,944.

Portions of the Registrant’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I

ITEM 1.         BUSINESS

General

        We are a leading provider of wireless messaging and information services in the United States. Currently, we provide one and two-way wireless messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other messaging devices, including pagers, personal digital assistants, also called PDAs, and personal computers. We also offer wireless information services, such as stock quotes, news, sports and weather updates, voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection for both one and two-way messaging subscribers. Our services are commonly referred to as wireless messaging and information services.

        Our principal office is located at 1800 West Park Drive, Suite 250, Westborough, Massachusetts 01581, and our telephone number is (508) 870-6700. Our address on the world wide web is www.arch.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report. We make available free of charge through our web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.

Our Recent Bankruptcy and Reorganization

        Certain holders of 12¾% senior notes of Arch Wireless Communications, Inc., a wholly owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the bankruptcy court entered an order for relief under chapter 11. Also on December 6, 2001, Arch and 19 of its wholly owned domestic subsidiaries filed voluntary petitions for relief under chapter 11 with the bankruptcy court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when we emerged from bankruptcy. Arch and its subsidiaries are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.

        Pursuant to our plan of reorganization, all of our former equity securities were cancelled and the holders of approximately $1.8 billion of our former indebtedness received securities which represent substantially all of our consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes, $100 million aggregate principal amount of 12% subordinated secured compounding notes and approximately 95% of our new common stock. The remaining common stock is being distributed to certain members of our senior management. All but one of our former directors have been replaced by new directors, although no material changes have occurred in our senior management.

        The plan of reorganization provides that 20,000,000 shares will be issued; however, the number of shares of new common stock to be distributed to individual former unsecured creditors, and the actual distribution of such shares, is contingent upon the resolution of their individual claims. As of December 31, 2002, a total of 18,464,072 shares had been issued to former secured and unsecured creditors and senior management. The remaining shares will be distributed upon resolution of various claims.

Industry Overview

        The mobile wireless telecommunications industry consists of multiple voice and data providers which compete among one another, both directly and indirectly, for subscribers. Messaging carriers like us provide customers with services such as numeric and alphanumeric messaging. Customers receive these messaging services through a small, handheld device. The device, often referred to as a pager, signals a subscriber when a message is received through a tone and/or vibration and displays the incoming message on a small screen. With numeric messaging services, the device displays numeric messages, such as a telephone number. With alphanumeric messaging services, the device displays numeric or text messages.

        Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless email messages to other messaging devices, including pagers, PDAs and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small qwerty keyboard which enables subscribers to type messages which are sent to other devices as noted above.

        In addition to messaging services, one and two-way messaging devices may be used to access voice mail, personalized greetings and message storage and retrieval services. Voice mail allows a caller to leave a recorded message that is stored in the carrier’s computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber’s messaging device and can retrieve the stored message by calling a designated telephone number. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber’s messaging device or voice mailbox. Message storage and retrieval allows a subscriber who leaves his or her designated service area to retrieve messages that arrived during the subscriber’s absence from his or her service area. In addition to the services discussed above, both one-way alphanumeric and two-way messaging devices may be used to receive other wireless information services such as stock quotes and news, weather and sports updates.

        Mobile telephone service providers such as cellular and broadband PCS carriers provide telephone voice services as well as services that are functionally identical to the one and two-way messaging services provided by wireless messaging carriers such as Arch. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS telephones. These handsets are also capable of receiving numeric and alphanumeric messages as well as information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting and message storage and retrieval.

        Technological improvements have generally contributed to the market for wireless messaging services and the provision of better quality services at lower prices to subscribers. These improvements have enhanced the capability and capacity of mobile wireless messaging networks and devices while lowering equipment and air time costs. These technological improvements, and the degree of similarity in messaging devices, coverage and battery life, have resulted in messaging services becoming more of a commodity product.

        We believe demand for our one-way messaging services declined in 2000, 2001 and 2002 and will continue to decline in 2003. Trends in the latter half of 2002 suggest that demand for our two-way messaging services may be decreasing as well. The decline in demand for our messaging services is largely attributable to competition from cellular and broadband PCS carriers and, to a lesser extent, the weak economy.

        One-way messaging subscribers, such as those we serve, typically pay a flat monthly service fee, unlike subscribers to cellular telephone or PCS services, whose bills historically have had a variable usage component. However, cellular, PCS and other mobile phone companies now offer bundled service plans which include both local and long distance minutes with caller ID, voice mail and numeric and alphanumeric messaging for use at no additional charge as well as bundled service plans at fixed monthly rates. The fees and prices of these and other plans have fallen so that these services compete directly with one and two-way messaging services.

Wireless Messaging Services, Products and Operations

        We provide one and two-way messaging services and wireless information services throughout the United States, including the 100 largest markets, and in the U.S. Virgin Islands and Puerto Rico. These services are offered on a local, regional and nationwide basis employing digital networks that cover more than 90% of the United States population.

        The following table sets forth information about the approximate number of our units in service and net changes in the number of units in service through internal operations and acquisitions or divestitures since 1998:

(in thousands) Year Ended December 31,	Units in Service at Beginning of Period	Net Increase (Decrease) in Units through Internal Operations	Increase (Decrease) in Units through Acquisitions / Divestitures	Units in Service at End of Period
1998....................................................................	3,890	386	--	4,276
1999....................................................................	4,276	(89)	2,762	6,949
2000....................................................................	6,949	(2,073)	7,018	11,894
2001....................................................................	11,894	(3,394)	--	8,500
2002....................................................................	8,500	(2,584)	(276)	5,640

        Net increase (decrease) in units through internal operations includes definitional changes made in 1999 and 2000 after the acquisition of MobileMedia Communications, Inc. and Paging Network, Inc., respectively, to reflect a common definition of units in service and is net of subscriber cancellations during each applicable period. The net decrease in units through acquisitions/divestitures in 2002 was due to the partial divestiture of Arch’s interest in PageNet Canada, Inc. and Madison Telecommunications, Inc., two of its Canadian subsidiaries, which resulted in the financial results of these subsidiaries no longer being consolidated into our financial statements commencing in December 2002. Increase in units through acquisitions/divestitures is based on units in service of acquired companies at the time of our acquisition of them.

        Our customers are either businesses with employees who want to be accessible to their offices or customers, individuals who wish to be accessible to friends or family members, or third parties, known as resellers, that pay us to use our networks. Our customers include proprietors of small businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.

        We market and distribute our services through a direct sales force and a small indirect sales force.

        Direct.  The direct sales force leases or sells devices directly to customers ranging from small- and medium-sized businesses to Fortune 500 companies and government agencies and represents our most significant sales and marketing efforts. We intend to continue to market to commercial enterprises utilizing the direct sales force as these enterprises have typically disconnected service at a lower rate than individual consumers.

        Indirect.  The indirect sales force sells devices and access to our messaging networks to third parties, or resellers, who then resell messaging services to consumers or small businesses. Resellers generally are not exclusive distributors of our services and often have access to networks of more than one provider. Competition among network providers to attract and maintain resellers is based primarily upon price. We intend to continue to provide access to our messaging networks to resellers and to concentrate on relationships that are profitable and where longer term partnerships can be established and maintained.

        The following tables set forth the units in service and revenue associated with our channels of distribution:

	As of December 31,
(units in thousands)	2000		2001		2002
	Units	%	Units	%	Units	%
Direct	7,369	62%	5,916	70%	4,312	76%
Indirect	4,525	38	2,584	30	1,328	24

Total	11,894	100%	8,500	100%	5,640	100%

	For the Year Ended December 31,
(dollars in thousands)	2000		2001		2002
	Revenue	%	Revenue	%	Revenue	%
Direct	$764,089	90%	$1,025,904	88%	$746,462	91%
Indirect	86,993	10	137,610	12	72,267	9

Total	$851,082	100%	$1,163,514	100%	$818,729	100%

        Our customers may subscribe to one or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Additional services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

        A one-way subscriber may select coverage on a local, regional or nationwide basis to best meet his or her messaging needs. Local coverage generally allows the subscriber to receive messages within a small geographic area, such as a city. Regional coverage allows a subscriber to receive messages in a larger area, which may include a large portion of a state or sometimes groups of states. Nationwide coverage allows a subscriber to receive messages in major markets throughout the United States. The monthly fee generally increases with coverage area. Two-way messaging is generally offered on a nationwide basis.

        The following table summarizes the coverage areas and types of our units in service at specified dates:

	December 31,
(units in thousands)	2000		2001		2002
	Units	%	Units	%	Units	%
Local / Regional Numeric	8,845	74%	5,844	69%	3,588	64%
Local / Regional Alphanumeric	2,210	20	1,798	21	1,409	25
Nationwide Numeric	413	3	228	3	163	3
Nationwide Alphanumeric	268	2	296	3	128	2
Two-Way Messaging	158	1	334	4	352	6

Total	11,894	100%	8,500	100%	5,640	100%

        We provide wireless messaging services to subscribers for a monthly fee, as described above. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own the device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and resell our wireless messaging services under marketing agreements.

        The following table summarizes the number of units in service owned by us, our subscribers and our resellers at specified dates:

	December 31,
(units in thousands)	2000		2001		2002
	Units	%	Units	%	Units	%
Owned and leased by Arch	6,088	51%	5,100	60%	4,005	71%
Owned by our subscribers	1,281	11	816	10	307	5
Owned by resellers or their subscribers	4,525	38	2,584	30	1,328	24

Total	11,894	100%	8,500	100%	5,640	100%

Messaging Networks and Licenses

        We hold licenses to operate at various frequencies in the 150, 450 and 900 Mhz bands of the broadcast band frequency spectrum. These licenses are utilized to provide one and two-way messaging services over our networks.

        We operate local, regional and three nationwide one-way networks, which enable our subscribers to receive messages over his or her desired geographic area. Our one-way messaging networks operating in the 150 and 450 Mhz frequency bands utilize the POCSAG messaging protocol, developed by Motorola, Inc. This protocol is older generation technology and is less efficient due to slower transmission speeds. One-way networks operating in 900 Mhz frequency bands utilize the FLEX ™ protocol also developed by Motorola. The FLEX™ protocol is present generation technology having the advantage of functioning at higher network speeds which increases the volume of messages that can be transmitted over the network.

        Our two-way messaging network uses ReFLEX 25™ protocol, also developed by Motorola. ReFLEX 25™ promotes spectrum efficiency and high network capacity through sub-channeling and frequency reuse which divides coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25™ protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEX ™ protocols. The two-way messaging network operates under a set of licenses, called narrowband PCS, which as noted above use 900 Mhz frequencies. These licenses must comply with specified minimum build-out requirements. We have satisfied the five-year build-out requirements established by the Federal Communications Commission and we are in the process of completing the 10-year build-out requirements in accordance with separate construction deadlines for each license, which occur between September 29, 2004 and January 25, 2005. We estimate the remaining aggregate cost of these minimum build-outs will be $1 million or less.

        Although the capacity of our networks varies significantly market by market, we have a significant amount of excess capacity, much of which was acquired in conjunction with our PageNet and MobileMedia acquisitions. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations which will result in lower future operating expenses.

Competition

        The wireless messaging industry is highly competitive. Companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service.

        We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for our messaging services include Metrocall, Verizon Wireless, Weblink Wireless, Skytel (a division of WorldCom, Inc.) and a variety of other regional and local providers. The products and services we offer also compete with a broad array of wireless messaging services provided by cellular and PCS telephone companies. This competition has intensified as prices for these services have declined, and these providers have incorporated messaging capability into their handsets. Many of these companies possess financial, technical and other resources greater than ours. Such providers currently competing with us in one or more markets include AT&T Wireless, Cingular, WorldCom, Sprint PCS, Verizon Wireless, T-Mobile and Nextel.

        While cellular, PCS and other mobile telephone services are, on average, more expensive than the one and two-way messaging services we provide, such mobile telephone service providers typically provide one and two-way messaging service as an element of their basic service package. It is estimated that as many as 90% of all PCS and other mobile phone devices currently sold in the United States are capable of sending and receiving one and two-way messages. Subscribers that purchase these combined services no longer need to subscribe to a separate messaging service. As a result, a large number of one and two-way messaging customers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices for cellular, PCS and other mobile telephone services has led many customers to select combined voice and messaging services as an alternative to stand alone messaging services.

Sources of Equipment

        We do not manufacture any of the messaging devices or other equipment that our customers need to take advantage of our services. The equipment used in our operations is generally available for purchase from only a few sources. Historically, we purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre Electronics, Inc.

        Both Motorola and Glenayre have discontinued the production of the messaging devices and network equipment that we purchased from them. However, we have entered into a development agreement with PerComm Inc. and we continue to evaluate several other vendors to obtain alternative sources of two-way messaging devices. We are also testing one-way messaging devices from several other existing sources. We believe that our existing inventory of Motorola devices and purchases from other available sources of new and reconditioned devices will be sufficient to meet our expected two-way device requirements through September 30, 2003 and our one-way device requirements for the foreseeable future. We expect our development agreement with PerComm will result in new two-way devices being available to meet our future needs.

        We have entered into an agreement with Glenayre that provides us with certain continued services and equipment into 2004. In addition, we currently have excess network equipment as a result of our efforts to rationalize and deconstruct many of our one-way messaging networks and from prior acquisitions of network equipment. Additional network equipment for our two-way messaging network is also available from two other vendors, Sonik Technologies, Inc. and TGA Technologies.

Regulation

Federal Regulation—Overview

        Licenses granted to us by the Federal Communications Commission have varying terms of up to 10 years, at which time the Federal Communications Commission must approve renewal applications. In the past, Federal Communications Commission renewal applications generally have been granted upon a showing of compliance with Federal Communications Commission regulations and of adequate service to the public. It is possible that there may be competition for radio spectrum associated with licenses as they expire, thereby increasing the chance of third party intervention in the renewal proceedings. Other than those still pending, the Federal Communications Commission has thus far granted each license renewal we have filed.

        The Communications Act of 1934, as amended, requires radio licensees such as us to obtain prior approval from the Federal Communications Commission for the assignment or transfer of control of any construction permit or station license or authorization or any rights thereunder. On December 19, 2001, in connection with the filing of the chapter 11 cases, we sought permission from the Federal Communications Commission to execute an involuntary, pro forma assignment of our licenses to Arch as debtor-in-possession. On January 14, 2002, the Federal Communications Commission granted such permission. On January 23, 2002, we sought permission from the Federal Communications Commission to effectuate the transfer of control contemplated by the joint plan of reorganization. On March 28, 2002, the Federal Communications Commission granted this request.

        As a result of various decisions by the Federal Communications Commission over the last few years, we no longer pay fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with our services and in some instances we received refunds for prior payments to certain local exchange carriers. We have entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. We may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for us, depending on further Federal Communications Commission disposition of these issues and the agreements reached between us and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the Federal Communications Commission in our favor, we may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on our operating results, these or similar requirements could in the future have a material adverse effect on our operating results.

State Regulation

        As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993 in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating “other terms and conditions” of our operations. States that regulate paging services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of Arch. At this time, we are not aware of any proposed state legislation or regulations that would have a material adverse impact on our existing operations.

Trademarks

        We own the service marks “Arch” and “Arch Paging” , and we hold federal registrations for the service marks “Arch Wireless” and “PageNet” as well as various other trademarks.

Employees

        At March 1, 2003, we employed approximately 3,300 persons. None of our employees is represented by a labor union. We believe that our employee relations are good.

ITEM 2.         PROPERTIES

        At December 31, 2002, we owned ten office buildings and leased office space, including our executive offices, in approximately 170 locations in 42 states. At December 31, 2002, two of the owned office buildings were under contract to be sold for estimated net proceeds of $3.0 million. One of these sales closed on January 28, 2003.

        We lease transmitter sites and/or own transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 11,400 locations in all 50 states, the U.S. Virgin Islands and Puerto Rico. These leases are for various terms and provide for monthly lease payments at various rates. We believe we will be able to obtain additional space as needed at acceptable cost.

ITEM 3.         LEGAL PROCEEDINGS

        Certain holders of 12¾% senior notes of Arch Wireless Communications, Inc., a wholly owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the bankruptcy court entered an order for relief under chapter 11. Also on December 6, 2001, Arch and 19 of its wholly owned domestic subsidiaries filed voluntary petitions for relief under chapter 11 with the bankruptcy court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when we emerged from bankruptcy. Arch and its domestic subsidiaries are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan.

        We are involved in a number of lawsuits which we do not believe will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS

        Our common stock formerly traded on the Nasdaq National Market through April 27, 2001 and then traded on the OTC Bulletin Board until May 29, 2002 under the symbol “ARCH.” When we emerged from our chapter 11 proceedings on May 29, 2002, all of our formerly outstanding common stock was cancelled in accordance with our plan of reorganization and our former common stockholders ceased to have any ownership interest in us. The shares of our new common stock that were issued under our plan of reorganization now trade on the OTC Bulletin Board under the symbol “AWIN.”

        Because the value of one share of our new common stock bears no relation to the value of one share of our old common stock, the trading prices of our new common stock are set forth separately from the trading prices of our old common stock. The information regarding the old common stock illustrates trends in our market capitalization in prior periods but otherwise is not directly relevant to our current capitalization.

        The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our old common stock are prices on the Nasdaq National Market through April 27, 2001 and sales prices on the OTC Bulletin Board through May 29, 2002. Prices for our new common stock are prices on the Nasdaq National Market from May 30, 2002 through June 5, 2002 and sales prices on the OTC Bulletin Board after that date.

Reorganized Company
2002	High	Low
Fourth Quarter	$ 2.670	$ 0.320
Third Quarter	$ 1.010	$ 0.420
Second Quarter beginning May 30, 2002	$ 6.000	$ 0.850
Predecessor Company
Second Quarter through May 29, 2002	$ 0.010	$ 0.001
First Quarter	$ 0.020	$ 0.004
2001
Fourth Quarter	$ 0.060	$ 0.010
Third Quarter	$ 0.180	$ 0.010
Second Quarter	$ 0.656	$ 0.140
First Quarter	$ 2.313	$ 0.531

        The number of common stockholders of record as of March 14, 2003 was 38. Arch believes the number of beneficial common stockholders is approximately 1,200.

Proposed Transfer Restrictions on Common Stock

        As more fully discussed in “Factors Affecting Future Operating Results—Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments,” the market value of our common stock could be adversely affected under certain circumstances. We are currently reviewing alternatives which would restrict the transfer of our common stock in order to protect the tax benefits associated with our federal income tax attributes; however, we cannot assure you that any of these alternatives will enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We anticipate that substantially all of our earnings in the foreseeable future will be used to finance our business and repay our debt. The indentures for our outstanding indebtedness prohibit declaration or payment of cash dividends to our stockholders. Therefore, we have no current intention to pay dividends, and we do not expect to pay dividends while our notes are outstanding. Our future dividend policy will depend on our earnings, capital requirements and financial condition, as well as requirements of our financing agreements and other factors that our board of directors considers relevant.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following table sets forth our selected historical consolidated financial and operating data for each of the five years ended December 31, 2002. The selected financial and operating data as of December 31, 1998, 1999, 2000, 2001 and 2002 and for each of the four years ended December 31, 2001, for the five months ended May 31, 2002 and the seven months ended December 31, 2002 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended 1998 through 2001 were audited by Arthur Andersen LLP which has ceased operations. A copy of the report previously issued by Arthur Andersen LLP on our financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this annual report. This previously issued report has not been reissued by Arthur Andersen LLP.

        The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

(dollars in thousands except per share amounts)

	Predecessor Company					Reorganized Company
	Year Ended December 31,				Five Months Ended May 31,	Seven Months Ended December 31,
	1998	1999	2000	2001	2002	2002
Statements of Operations Data:
Revenues	$413,635	$641,824	$851,082	$1,163,514	$365,360	$453,369
Operating expenses:
Cost of products sold	29,953	34,954	35,861	42,301	10,426	7,740
Service, rental and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	80,782	132,400	182,993	306,256	105,990	135,295
Selling (exclusive of stock based and other compensation shown separately below)	49,132	84,249	107,208	138,341	35,313	37,897
General and administrative (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	112,181	180,726	263,901	388,979	116,668	136,257
Depreciation and amortization	221,316	309,434	500,831	1,584,482	82,720	103,875
Stock based and other compensation	--	--	--	--	--	6,979
Reorganization expense	--	--	--	154,927	--	--
Other operating expenses	14,700	(2,200)	5,425	7,890	--	--

Operating income (loss)	(94,429)	(97,739)	(245,137)	(1,459,662)	14,243	25,326
Interest and non-operating expenses, net	(104,213)	(188,249)	(169,252)	(258,870)	(2,068)	(19,469)
Gain (loss) on extinguishment of debt	(1,720)	6,963	58,603	34,229	1,621,355	--
Equity in loss of affiliate	(5,689)	(3,200)	--	--	--	--

Income (loss) before reorganization items, net and fresh start accounting adjustments	(206,051)	(282,225)	(355,786)	(1,684,303)	1,633,530	5,857
Reorganization items, net	--	--	--	--	(22,503)	(2,765)
Fresh start accounting adjustments, net	--	--	--	--	47,895	--

Income (loss) before income taxes and cumulative effect of change in accounting principle	(206,051)	(282,225)	(355,786)	(1,684,303)	1,658,922	3,092
Benefit from (provision for) income taxes	--	--	46,006	121,994	--	(2,265)

Income (loss) before cumulative effect of change in accounting principle	(206,051)	(282,225)	(309,780)	(1,562,309)	1,658,922	827
Cumulative effect of change in accounting principle	--	(3,361)	--	(6,794)	--	--

Net income (loss)	$(206,051)	$(285,586)	$(309,780)	$(1,569,103)	$1,658,922	$827

Basic/diluted income (loss) per common share before cumulative effect of change in accounting principle	$(29.59)	$(8.99)	$(4.10)	$(8.79)	$9.09	$0.04
Cumulative effect of change in accounting principle per basic/diluted common share	--	(0.11)	--	(0.04)	--	--

Basic/diluted net income (loss) per common share	$(29.59)	$(9.10)	$(4.10)	$(8.83)	$9.09	$0.04

12 (dollars in thousands)
	Predecessor Company					Reorganized Company
	Year Ended December 31,				Five Months Ended May 31,	Seven Months Ended December 31,
	1998	1999	2000	2001	2002	2002
Other Operating Data:
Capital expenditures, excluding aquisitions	$113,184	$113,651	$140,285	$109,485	$44,474	$39,935

(dollars in thousands)

	As of December 31,
	Predecessor Company				Reorganized Company
	1998	1999	2000	2001	2002
Balance Sheet Data:
Currrent assets	$50,712	$85,303	$211,443	$244,453	$115,231
Total assets	904,285	1,353,045	2,309,609	651,633	437,924
Long-term debt, less current maturities (1)	1,001,224	1,322,508	1,679,219	--	162,185
Liabilities subject to compromise (1)	--	--	--	2,096,280	--
Redeemable preferred stock (1)	--	28,176	30,505	--	--
Stockholders' equity (deficit)	(213,463)	(245,735)	(94,264)	(1,656,911)	118,393

(1)	On December 6, 2001, Arch and its domestic subsidiaries filed petitions for relief under chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” at December 2001, Arch classified substantially all pre-petition liabilities and the redeemable preferred stock of the Debtors as “Liabilities Subject to Compromise” on the consolidated balance sheet. See Note 3 to the Consolidated Financial Statements.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

Forward-Looking Statements

        This annual report contains forward-looking statements and information relating to Arch and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Arch or its management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below under the caption “Factors Affecting Future Operating Results”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Factors Affecting Future Operating Results”.

Overview

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

        On May 29, 2002, we emerged from proceedings under chapter 11 of the bankruptcy code. Pursuant to our plan of reorganization, all of our former equity securities were cancelled and the holders of approximately $1.8 billion of our former indebtedness received securities which represent substantially all of our consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes, $100 million aggregate principal amount of 12% subordinated secured compounding notes and approximately 95% of our new common stock. The remaining new common stock is being distributed to certain members of our senior management. All but one of our former directors have been replaced by new directors, although no material changes have occurred in our senior management.

        We derive the majority of our revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber remains on service, operating results benefit from the recurring payment of these fees. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less units cancelled, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements is monitored on a monthly basis. In addition, the ratio of gross placements for a period to the number of sales representatives for the same period, referred to as gross placements per sales representative, is also reviewed. This measurement indicates the productivity of our direct sales force and the sales level of each type of our messaging services and is an indicator of the relationship of revenues and sales expenses. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success at retaining subscribers which is important to maintain recurring revenues and control operating expenses.

        The following table sets forth our gross placements and disconnects for the periods stated.

	For the Year Ended December 31,
(units in thousands)	2000		2001		2002
	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
Direct	1,504	1,948	1,483	2,936	907	2,327
Indirect	1,368	1,812	1,897	3,838	530	1,694

Total	2,872	3,760	3,380	6,774	1,437	4,021

        The demand for one-way messaging services declined during the three years ended December 31, 2002, and we believe demand will continue to decline for the foreseeable future. As a result of the PageNet acquisition units in service were adjusted to eliminate intercompany accounts and to reflect a common definition of units in service. During 2000, units in service decreased by 2,073,000 units, of which 888,000 were due to subscriber cancellations and 1,185,000 due to definitional changes, excluding the addition of subscribers from the PageNet acquisition. During 2001, units in service decreased by 3,394,000 units due to subscriber cancellations. During 2002, units in service decreased by an additional 2,860,000 units, of which 2,584,000 were due to subscriber cancellations and 276,000 were due to the partial divestiture of our interest in two Canadian subsidiaries, which resulted in the financial results of these subsidiaries no longer being consolidated into our financial statements commencing in December 2002. We expect to continue to experience significant declines in the number of units in service during the foreseeable future. Our ability to compete against cellular telephone and PCS providers is as yet unproven.

        The other factor which contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge is dependent on the subscriber’s channel of distribution, messaging service desired, extent of geographic coverage desired, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit is a key revenue measurement because it indicates whether monthly charges are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly.

        Our average revenue per unit has increased from $8.67 in 2000 to $9.42 for 2002. This increase is due primarily to a change in the mix of units in service between the two channels of distribution rather than price increases. The percentage of units in the indirect channel has decreased from 38.0% at December 31, 2000 to 23.6% at December 31, 2002. During the same period, the average revenue per unit for the indirect channel ranged from $2.93 to $3.20 and the average revenue per unit for the direct channel ranged from $11.70 to $11.56. The decrease in indirect units in service relative to the direct units in service decrease resulted in the overall increase in average revenue per unit between 2000 and 2002.

        Our revenues were $851.1 million, $1.2 billion and $818.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. The increase from 2000 to 2001 was due to the PageNet acquisition, which was completed in November 2000.

        As noted above, the demand for one-way messaging services has declined over the three-year period and, as a result, operating expense management and control are important to our financial results. Certain of our operating expenses are especially important to overall expense control, these operating expenses are categorized as follows:

o	Service, rental and maintenance. These are the expenses associated with the operation of our networks and the provision of messaging services and consist largely of telephone charges to deliver messages over our networks and lease payments for locations on which we maintain transmitters.

o	Selling. These are the costs associated with our direct and indirect sales forces. This classification consists primarily of salaries and commissions and advertising expense.

o	General and administrative. These are costs associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.

        We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues. The ratio of revenues less the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses to revenues is referred to as operating margin. Operating margin is a key indicator of the operational efficiency of our expense structure. Even though the operating expenses are classified as described above, expense controls are also performed on a functional expense basis. In 2002, we incurred approximately 72% of our operating expenses in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expense.

        Payroll and related expenses include wages, commissions, incentives, employee benefits and taxes. We review the number of employees in major functional work groups, for example, direct sales, collections, customer service, etc., on a monthly basis. The ratio of the number of employees in each functional work group to the number of direct units in service or total units in service is reviewed to ensure functional groups that are largely dependent on the number of units in service maintain or improve this ratio. We also review the design and physical locations of functional groups to continuously improve efficiency and to simplify organizational structures and minimize physical locations.

        Lease payments for transmitter locations are largely dependent on our messaging networks. As described in “Messaging Networks and Licenses,” we operate many local and regional one-way messaging networks, three nationwide one-way messaging networks and a two-way messaging network. These networks each require locations on which to place transmitters, receivers and antennas. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to reduce the number of networks and thus transmitter locations. In 2002, we removed 3,800 transmitters from various networks and plan to remove approximately 4,800 additional transmitters in 2003.

        Telephone expenses are incurred to provide interconnection of our messaging networks, phone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations. The dependence on units in service is related to the number of phone numbers provided to customers and on the number of phone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of phone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telephone expense to vary irrespective of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number of calls to the subscriber’s messaging device.

        The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $590.0 million, $875.9 million and $585.6 million for the years ended December 31, 2000, 2001 and 2002, respectively, and operating margins were 30.7%, 24.7% and 28.5% in these years, respectively. The increase in these operating expenses from 2000 to 2001 was because 2001 included a full year of PageNet results compared to only two months in 2000. The reduction in operating margin for 2001 was due to the redundant administrative and management personnel associated with the PageNet acquisition. Although the integration of PageNet’s operations into ours reduced the number of redundant personnel and the integration of PageNet’s operations was substantially complete as of December 2001, these reductions did not occur at a rate which was sufficient to offset the decrease in revenues for the same period. The reduction in the total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses for 2002 resulted in an increase in operating margin, which indicates expense reductions kept pace with the decline in revenues. Since it is anticipated that demand for one-way messaging will continue to decline in 2003, expense reductions will continue to be necessary in order to maintain operating margins.

Application of Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition, capitalization of device refurbishment costs and asset retirement obligations. We base the estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2002, Arch does not believe any such conditions exist. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would project estimated enterprise-level cash flows which would be based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity rates and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

        In conjunction with the application of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the assets have been recorded at their fair values based principally on a third-party appraisal. However, if the assessment of the criteria above were to change and the projected undiscounted cash flows were lower than the carrying value of the assets, we would be required to record impairment charges related to our long-lived assets.

        We recorded an impairment charge relating to our long-lived assets of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the accompanying statements of operations.

Reserves for Doubtful Accounts and Service Credits

        We record two reserves against our gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $42.0 million and $12.8 million at December 31, 2001 and 2002, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical rates, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and the related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range of allowance balances is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $9.7 million at December 31, 2002. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical rates, which could result in material differences in the allowance for service credits and related provisions.

Revenue Recognition

        Our revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices directly to customers and other companies that resell our services. We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured. We believe, relative to the sale of one-way messaging devices, that all of these conditions are met and since the services are deemed not to be essential to the functionality of the devices, revenue from the sale of one-way messaging devices is recognized at the time of shipment.

        We bundle the sale of two-way messaging devices with the related service and since, currently, the sale of the service is essential to the functionality of the device, we do not separately account for the sale of the device and the service. Revenue and the related cost of sales are recognized over the expected customer relationship, which is currently estimated to be two years. If the assumed length of the customer relationship differed significantly or technology advances resulted in the service not being essential to the functionality of the device; the timing of revenue and expense amortization and the carrying value of the related deferred revenue and cost could be materially affected.

Capitalization of Device Refurbishment Costs

        We incur significant costs associated with messaging devices, including the purchase of new devices as well as the refurbishment of devices leased to customers. Device refurbishment falls into two general categories; cosmetic cleaning and repair of external components (i.e. lenses, clips, plastics, etc.) and significant refurbishment or replacement of internal components, including component level repair and changes, which allow the device to function on different messaging networks and on different frequencies. The costs associated with cosmetic cleaning and repair of external components are expensed in the period incurred. The costs associated with significant refurbishment extend the useful life of the device and allow us to forego the purchase of a new messaging device. Therefore, these costs are capitalized to fixed assets and depreciated over a one year estimated life.

        We had approximately 4.0 million leased units in service as of December 31, 2002, which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical, therefore, we capitalize a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the years ended December 31, 2001 and 2002, $22.4 million and $14.4 million, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal and opposite amounts and depreciation expense would differ on a prospective basis.

Asset Retirement Obligations

        We have adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term, therefore a future obligation exists. We have recognized an asset retirement obligation of approximately $2.5 million, $1.7 million of which is included in current accrued expenses and the remaining $788,000 of which is included in other long-term liabilities. Network assets have been increased to reflect these costs and will be depreciated over the estimated lives of the network assets, which range between one and ten years.

        The $1.7 million included in accrued expenses was estimated in conjunction with our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed in 2003 and an estimate of the outside contractor fees to remove each asset. These assumptions were based on information included in our 2003 operating plan. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability.

        The $788,000 included in other long-term liabilities relates primarily to an estimate of the assets to be removed at an estimated terminal date and has been recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes. The undiscounted future obligation of approximately $5.6 million will be accreted to operating expense over a ten-year period using the interest method. This estimate is based on the transmitter locations remaining after we have reduced the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

        Management believes these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in a higher or lower asset retirement obligation. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts and our operating results would differ in the future by any difference in depreciation expense and accreted operating expense.

PageNet Merger

        On November 10, 2000, we completed the acquisition of PageNet for $1.35 billion consisting of 89,896,907 shares of common stock then valued at $263.4 million, the assumption of liabilities of $1.06 billion and $27.6 million of transaction costs. In the merger, each outstanding share of PageNet’s common stock was exchanged for 0.04796505 shares of common stock.

Results of Operations

        The following table presents certain items from our consolidated statements of operations as a percentage of revenues:

	Year Ended December 31,
	2000		2001		2002
Total revenues	100.0%		100.0%		100.0%
Operating expenses:
Cost of products sold	4.2		3.6		2.2
Service, rental and maintenance	21.5		26.3		29.5
Selling	12.6		11.9		8.9
General and administrative	31.0		33.4		30.9
Depreciation and amortization	58.8		136.2		22.8
Operating income (loss)	(28	.8)%	(125	.5)%	4.8%
Net income (loss)	(36	.4)%	(134	.9)%	202.7%

        For financial statement purposes, our results of operations and cash flows have been separated as pre- and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See Note 3 of Notes to Consolidated Financial Statements. For purposes of the following discussion we refer to our results prior to May 31, 2002 as results for our predecessor company and we refer to our results after May 31, 2002 as results for our reorganized company. The predecessor company financial data has been compared in the section “Comparison of the Predecessor Company Results of Operations for the Five Months Ended May 31, 2002 to the Year Ended December 31, 2001” and certain financial data of the year ended December 31, 2002 has been combined and discussed in relation to the year ended December 31, 2001 in the section “Year Ended December 31, 2002 Compared with Year Ended December 31, 2001". However, for the reasons described in Note 3 and due to other non-recurring adjustments, the predecessor company’s financial statements for the periods before we emerged from bankruptcy are not comparable to the reorganized company’s financial statements for the seven months ended December 31, 2002, and our results of operations prior to emergence from bankruptcy, including the five-month period ended May 31, 2002, are not indicative of future results. The following items are particularly noteworthy:

o	a gain of $1.6 billion was recognized in May 2002 from the discharge and termination of debt upon emergence from bankruptcy;

o	a gain of $47.9 million was recognized in May 2002 due to fresh start accounting adjustments;

o	reorganization expenses of $22.5 million and $2.8 million were recognized in the five months ended May 31, 2002 and the seven months ended December 31, 2002, respectively, and;

o	we did not accrue $45.6 million and $30.4 million of contractual interest while we operated in bankruptcy in the first and second quarters of 2002, respectively.

Comparison of the Predecessor Company Results of Operations for the Five Months Ended May 31, 2002 to the Year Ended December 31, 2001

        The predecessor company had no results of operations after the effective date of the plan of reorganization. Accordingly, there are seven fewer months for each item discussed in each 2002 period which exacerbates the quantitative change from the periods in the prior year and prevents a meaningful comparison between the 2002 and 2001 periods. Please see the section “Year Ended December 31, 2002 Compared with Year Ended December 31, 2001,” below for additional information.

        Revenues decreased to $365.4 million, a 68.6% decrease, for the five months ended May 31, 2002, from $1.2 billion for the year ended December 31, 2001, as the number of units in service decreased from 8.5 million at December 31, 2001 to 7.2 million at May 31, 2002 and the five month period ended May 31, 2002 reflects an operating period that is seven months shorter than the year ended December 31, 2001.

        Service, rental and maintenance expenses, which consist primarily of telephone expenses, fees paid to other network providers, lease payments on transmitter locations and repair and maintenance expenses, decreased to $106.0 million, or 29.0% of revenues, in the five months ended May 31, 2002, from $306.3 million, or 26.3% of revenues in the year ended December 31, 2001.

        Selling expenses decreased to $35.3 million, or 9.7% of revenues, for the five months ended May 31, 2002, from $138.3 million, or 11.9% of revenues, for the year ended December 31, 2001. The decrease was due to fewer sales representatives resulting from continuing efforts to manage sales force productivity such that as units in service decline fewer sales personnel are required. In conjunction with efforts to reduce the number of sales personnel, we combined the responsibilities of sales representatives to include both one and two-way messaging services.

        General and administrative expenses decreased to $116.7 million, or 31.9% of revenues, for the five months ended May 31, 2002, from $389.0 million, or 33.4% of revenues for the year ended December 31, 2001. The decreases in general and administrative expenses were due primarily to lower payroll and related expenses, facilities costs, outside services and bad debt expense.

        Depreciation and amortization expenses decreased to $82.7 million in the five months ended May 31, 2002, from $1.6 billion in the year ended December 31, 2001. The decrease was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets and the associated reduction in the carrying value of the fixed and intangible assets.

        Net interest expense decreased to $2.2 million for the five months ended May 31, 2002, from $226.9 million for the year ended December 31, 2001. As a result of filing for protection under chapter 11, we stopped recording interest expense on our debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before the bankruptcy filing was approximately $76.0 million and $13.0 million for the five months ended May 31, 2002 and year ended December 31, 2001, respectively.

        In May 2002, upon emergence from chapter 11, we recognized a gain of $1.6 billion resulting from the discharge and termination of debt incurred before the bankruptcy filing. For the year ended December 31, 2001, we recognized a gain of $34.2 million on the retirement of debt exchanged for predecessor company stock.

        Reorganization expense was $22.5 million in the five months ended May 31, 2002. These expenses consisted of professional and other fees associated with our bankruptcy proceedings.

        In May 2002, upon emergence from chapter 11, we recorded fresh start accounting adjustments resulting in a gain of $47.9 million. See Note 3 to the Consolidated Financial Statements.

        We recognized an income tax benefit of $122.0 million for the year ended December 31, 2001. This amount represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and device sales. Device sales represented less than 10% of total revenues for the years ended December 31, 2001 and 2002. We do not differentiate between service and rental revenues.

        Revenues decreased to $818.7 million, a 29.6% decrease, from $1.2 billion for the year ended December 31, 2001, as the number of units in service decreased from 8.5 million at December 31, 2001 to 5.6 million at December 31, 2002. The $344.8 million decrease in revenues consisted of a $317.6 million decrease in recurring fees associated with the provision of messaging services and a $27.2 million decrease in revenues from device sales. Approximately 82%, or $259.7 million, of the $317.6 million decrease in recurring fees was due to the 2,860,000 net unit losses, while approximately 18%, or $57.9 million, of the decrease in recurring fees was due to lower average revenue per unit. The $259.7 million revenue decline that occurred due to fewer units in service was comprised of a $293.0 million decline in one-way messaging revenues partially offset by a $33.3 million increase in two-way messaging revenues. The $57.9 million revenue decline that occurred due to lower average revenue per unit consisted of revenue declines of $48.5 million and $9.4 million related to one-way messaging and two-way messaging, respectively. The disconnect rate, primarily in the direct channel, improved throughout 2002 from 4.1% in the quarter ended March 31, 2002 to 3.5% in the quarter ended December 31, 2002. We anticipate the disconnect rate in the direct channel to remain consistent with the results of the quarter ended December 31, 2002, but we can give no assurance that this will occur as many factors may cause changes in the disconnect rate. Some of these factors include our program to reduce the number of networks we operate, the quality of our customer service and the overall strength of the economy.

        Two-way messaging revenues increased to $127.3 million, or 15.5% of total revenues, in the year ended December 31, 2002 from $103.5 million, or 8.9% of total revenues, in 2001. Two-way messaging units in service increased from 334,000 at December 31, 2001 to 352,000 at December 31, 2002.

        Service, rental and maintenance expenses, which consist primarily of telephone expenses, fees paid to other network providers, lease payments for transmitter locations and repair and maintenance expenses, decreased to $241.3 million, or 29.5% of revenues, in the year ended December 31, 2002 from $306.3 million, or 26.3% of revenues in 2001. The majority of these costs are fixed in the short term, and as a result, to date, we have not been able to reduce service, rental and maintenance expenses at the same rate of decline as units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. The decrease in expense was primarily a result of lower telephone expenses, fees paid to other network providers, operator dispatch fees and payroll and related expenses. The decrease in telephone expense of $27.6 million for the year resulted from (1) permanent savings due to consolidation of network facilities, favorable rate adjustments and lower usage-based charges due to declining units in service and (2) a $4.4 million accrual adjustment due to favorable settlement of certain contract disputes. The decrease in fees paid to other network providers was $14.0 million, due primarily to our efforts to migrate customers from other network providers to our networks and to a lesser extent lower units in service. The decrease in operator dispatch fees of $8.7 million was due primarily to lower units in service and to a lesser extent the utilization of other means to contact alphanumeric subscribers, such as the Internet. Payroll and related expenses decreased by $8.8 million due to fewer employees in 2002, which resulted from the integration of PageNet technical operations. We expect expenses in these categories to continue to decrease in 2003, but not at the rate experienced in 2002.

        We believe the primary service, rental and maintenance expense reduction in 2003 will relate to lease payments for transmitter locations. In the fourth quarter of 2002, we began to recognize a beneficial trend in lease payments for transmitter locations as a result of our ongoing program to reduce the number of networks we operate. We expect this trend to continue in future periods, but cannot guarantee that the level of savings will increase as these expenses are based on underlying contracts which, depending on the particular contract, may or may not result in immediate expense savings.

        Service, rental and maintenance expenses related to two-way messaging, consisting primarily of lease payments for transmitter locations, telephone expenses and fees paid to other network providers, were $46.0 million in the year ended December 31, 2002 compared to $46.1 million in 2001.

        Selling expenses include costs associated with acquiring new subscribers and maintaining current subscribers. These expenses decreased to $73.2 million, or 8.9% of revenues, for the year ended December 31, 2002 from $138.3 million, or 11.9% of revenues, for 2001. The decrease was primarily due to fewer sales representatives. The reduction in the number of sales representatives resulted from our continuing efforts to maintain sales force productivity at historical levels, therefore as units in service decline, fewer sales personnel are required. In conjunction with our efforts to reduce sales personnel, we combined the responsibilities of sales representatives to include both one and two-way messaging services. Therefore, no specific selling expenses pertain to one or two-way messaging services.

        General and administrative expenses decreased to $252.9 million, or 30.9% of revenues for the year ended December 31, 2002 from $389.0 million, or 33.4% of revenues in 2001. The decreases in general and administrative expenses were due primarily to lower payroll and related expenses, facilities costs, outside services and bad debt expense. The decrease in payroll and related expense was $38.7 million. This decrease was the result of 937 fewer employees during 2002 which were due to the consolidation of operating divisions and reductions in certain functions which tend to vary with units in service, such as customer service, collections and inventory. Facilities costs were $17.6 million lower in 2002 due to the closure of facilities in conjunction with the PageNet integration and to a lesser extent the consolidation of operating divisions. Outside services decreased $14.0 million due primarily to lower consulting and temporary employee expenses in the current year which were necessary in 2001 to complete the conversion of PageNet’s billing systems to our billing system. Bad debt decreased $23.2 million due primarily to improved collections and lower levels of overall accounts receivable which resulted from the decreases in revenues described above. The expense associated with various operating taxes, such as gross receipts, franchise and property taxes decreased $16.3 million during 2002. This decrease was primarily due to the following:

o	adjustments based on changes in estimates of future liabilities of $4.7 million and $3.6 million in the quarters ended June 30, 2002 and December 31, 2002, respectively

o	a refund of approximately $3.7 million in the quarter ended December 31, 2002, which had not been previously recorded, and

o	recognition of $2.9 million of various state tax receivables in the quarter ended September 30, 2002.

        There are no specific general and administrative expenses associated with two-way messaging.

        Depreciation and amortization expenses decreased to $186.6 million in the year ended December 31, 2002 from $1.6 billion in 2001. The decrease was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets and the associated reduction in the carrying value of fixed and intangible assets. Depreciation and amortization expense for the seven months ended December 31, 2002 included $12.1 million of additional depreciation on certain types of one-way transmitters. The estimated useful life of these transmitters was reduced to be consistent with their removal from service in connection with our program to reduce the number of networks we operate. Approximately $9.3 million of this additional depreciation was the result of reducing the carrying value of transmitters to scrap value as such transmitters have been removed from service.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed and amortization of compensation expense associated with common stock issued to certain members of management at the time of our emergence from chapter 11. The increase in the seven months ended December 31, 2002 was due primarily to severance payments in prior periods being charged to restructuring reserves which had been established in conjunction with the integration of our operations with those of PageNet and MobileMedia.

        Operating income was $39.6 million for the year ended December 31, 2002 compared to an operating loss of $1.5 billion in 2001 as a result of the factors outlined above.

        Net interest expense decreased to $20.5 million for the year ended December 31, 2002 from $226.9 in 2001. Due to our filing for protection under chapter 11, we stopped recording interest expense on our bank debt and senior notes from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before the bankruptcy filing was approximately $76.0 million and $13.0 million for the five months ended May 31, 2002 and year ended December 31, 2001, respectively. Our current outstanding notes are at fixed rates and therefore interest expense is dependent only on outstanding balances. During the seven months ended December 31, 2002, we redeemed $90 million of the 10% notes, which will result in less interest expense in future periods.

        In May 2002, upon emergence from chapter 11, we recognized a gain of $1.6 billion resulting from the discharge and termination of debt incurred before the bankruptcy filing. For the year ended December 31, 2001, we recognized a gain of $34.2 million on the retirement of debt exchanged for predecessor company stock.

        Other expense was $1.0 million for the year ended December 31, 2002, compared to other expense of $31.9 million for the year ended December 31, 2001. In 2001, other expense included a $15.0 million charge resulting from the application of SFAS No. 133 and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

        Reorganization expense was $25.3 million in 2002. These expenses consisted of professional and other fees associated with our bankruptcy proceedings.

        In May 2002, upon emergence from chapter 11, we recorded fresh start accounting adjustments resulting in a gain of $47.9 million. See Note 3 to the Consolidated Financial Statements.

        For the seven months ended December 31, 2002, we recognized a $2.3 million deferred income tax provision based on an effective tax rate of approximately 70%. This rate is higher than the statutory income tax rates primarily due to non-deductible reorganization items recognized in the seven-month period. We anticipate that provisions will be required in future periods, however we anticipate the effective rate to be approximately 40%. We recognized an income tax benefit of $122.0 million for the year ended December 31, 2001. This amount represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which was available to offset deferred tax liabilities arising from the PageNet acquisition.

        On January 1, 2001, we adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended March 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represented the impact of initially recording the derivatives at fair value as of January 1, 2001.

        Net income was $1.7 billion for the year ended December 31, 2002 as a result of the factors outlined above including a $1.6 billion gain on extinguishment of debt recorded in May 2002. Net loss was $1.6 billion for the year ended December 31, 2001 as a result of the factors outlined above including the $976.2 million impairment charge recorded in June 2001.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        Revenues increased to $1,163.5 million, a 36.7% increase, in 2001 from $851.1 million in 2000 reflecting a full year of PageNet’s operations compared to only two months in 2000, offset by the decline in units in service from 11.9 million at December 31, 2000 to 8.5 million at December 31, 2001. Revenues in 2000 and 2001 were adversely affected by the declining demand for one-way messaging services, which led to subscriber cancellations of 3,394,000 units in service in 2001.

        Two-way messaging revenues increased to $103.5 million, 8.9% of total revenue, in 2001 from $9.4 million, 1.1% of total revenue, in 2000. We did not begin to sell two-way messaging services until August 2000. Two-way messaging units in service increased from 158,000 at December 31, 2000 to 334,000 at December 31, 2001.

        Service, rental and maintenance expenses increased to $306.3 million, or 26.3% of revenues, in 2001 from $183.0 million, or 21.5% of revenues in 2000. The increase in dollar amount was due to the acquisition of PageNet in November 2000. Since many of these costs are fixed in the short term, we were not able to reduce service, rental and maintenance expenses at the same rate of decline as units in service and revenues, resulting in an increase as a percentage of revenues. For 2001, there were $46.1 million of service, rental and maintenance expenses associated with the provision of two-way messaging and information services, compared to $12.3 million in 2000. This increase was due to a full year of PageNet operations in 2001 compared to only two months in 2000.

        Selling expenses increased to $138.3 million, or 11.9% of revenues, in 2001 from $107.2 million, or 12.6% of revenues, in 2000. The increase in dollar amount was due to the acquisition of PageNet.

        General and administrative expenses increased to $389.0 million, or 33.4% of revenues, in 2001 from $263.9 million, or 31.0% of revenues in 2000. The increase was due to more employees , administrative and facility costs associated with PageNet’s operations and increased accounts receivable loss provisions offset by various cost savings initiatives. These initiatives included workforce reductions, closing and consolidation of facilities and operating divisions which resulted in annualized savings of approximately $144 million. The accounts receivable loss provision increased to $56.9 million in 2001 from $33 million in 2000, due primarily to a full year of PageNet operations in 2001 compared to only two months in 2000.

        Depreciation and amortization expense increased to $1.6 billion in 2001 from $500.8 million in 2000. The increase was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets. This charge was determined based upon management’s projections of future cash flows. Since the future undiscounted cash flows did not exceed the carrying value of the long-lived assets, an impairment existed. The fair value of the assets was determined based on a discounted cash flow analysis and the difference in carrying value and fair value resulted in the charge. See Note 5 to the Consolidated Financial Statements. The remaining increase in these expenses was due to the acquisition of PageNet.

        Other operating expenses in 2001 consisted of $154.9 million of reorganization costs, $5.9 million associated with a prior recapitalization plan which we subsequently withdrew and $2.0 million of restructuring charges. The reorganization costs include the accretion of $133.8 million of debt discounts, the write off of $11.8 million of deferred financing fees and $9.3 million of professional and other fees associated with the bankruptcy filing. In 2000, other operating expenses consisted solely of restructuring costs. See Note 12 to the Consolidated Financial Statements.

        Operating loss increased to $1.5 billion in 2001 from $245.1 million in 2000 as a result of the factors outlined above.

        Net interest expense increased to $226.9 million in 2001 from $166.2 million in 2000. The increase was due primarily to an increase in our outstanding debt due to the PageNet acquisition, partially offset by lower interest rates during 2001. Interest expense for 2000 and 2001 included approximately $28.3 million and $37.2 million, respectively, of accretion on assumed bank debt and senior debt, the payment of which was deferred.

        In 2000 and 2001, we recognized gains of $58.6 million and $34.2 million, respectively, on the retirement of debt exchanged for our stock.

        Other expense increased to $31.9 million in 2001 from $3.1 million in 2000. In 2001, other expense included a $15.0 million charge related to changes in the market value of certain interest rate swaps which were designated as a hedge for accounting purposes and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

        We recognized an income tax benefit of $46.0 million and $122.0 million in 2000 and 2001, respectively. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

        On January 1, 2001, we adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended March 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. All of these derivative instruments were terminated during 2001.

        Net loss increased to $1.6 billion in 2001 from $309.8 million in 2000, as a result of the factors outlined above.

Liquidity and Capital Resources

        On May 29, 2002, we emerged from chapter 11 bankruptcy proceedings with a new capital structure consisting of:

o	$300 million aggregate principal amount of long term notes, which included $200 million principal amount of 10% notes due 2007 and $100 million principal amount of 12% notes due 2009, and
o	common stock.

        Immediately before the bankruptcy proceeding commenced on November 9, 2001, the predecessor company’s consolidated capitalization consisted of approximately $1.8 billion aggregate principal amount or accreted value of bank debt and notes, as well as the predecessor company’s preferred stock and common stock.

        Based on current and anticipated levels of operations, we believe that net cash provided by operating activities, together with cash on hand, will be adequate to meet our cash requirements through the end of 2003.

        In the event that net cash provided by operating activities and cash on hand is not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

Sources of Funds

        Our principal sources of cash are net cash provided by operating activities plus cash on hand.

        Cash Flow.   Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Year Ended December 31,
	2000	2001	2002
	(dollars in millions)
Net cash provided by operating activities	$32.3	$47.4	$206.7
Net cash (used in) provided by investing activities	$(92.5)	$65.6	$(85.7)
Net cash provided by (used in) financing activities	$112.0	$(95.2)	$(156.0)

        Investing activities in 2002 consisted primarily of capital expenditures. Financing activities in 2002 consisted solely of the repayment of debt.

        Investing activities of the predecessor company in 2001 included a cash inflow of $175.0 million from the sale of FCC licenses offset by $109.4 million of capital expenditures. Investing activities of the predecessor company in 2000 included a cash inflow of $47.8 million for the acquisition PageNet offset by $140.3 million of capital expenditures. Financing activities of the predecessor company in 2001 included repayments of debt of $178.1 million offset by proceeds from the sale of series F preferred stock of $75 million and borrowings by two of our Canadian subsidiaries of approximately $7.9 million. Financing activities of the predecessor company in 2000 included borrowings of $175.0 million offset by repayments of debt of $63.6 million. As discussed above, as a result of our chapter 11 reorganization, all of the predecessor company’s equity interests were cancelled.

         Borrowings.  The following table describes our principal borrowings at December 31, 2002 and associated debt service requirements.

Principal Amount or Compounded Value	Interest	Maturity Date	Required Amortization
$110.0 million	10%, payable in cash semi-annually	May 15, 2007	$15 million semi-annually commencing November 15, 2002 plus excess cash - see note (1) below
$107.2 million	12%, accruing and compounding semi-annually until 10% notes are repaid, payable in cash thereafter	May 15, 2009	Upon total repayment of 10% notes, semi-annually in amounts equal to excess cash - see note (1) below
(1) Excess cash payments are required:
o	on each November 15 and May 15, the payment dates, to the extent cash at the prior quarter end exceeds $45 million ($35 million subsequent to September 30, 2004), after taking into account required interest and principal payments due on the payment date;
o	out of the proceeds of asset sales in excess of $2 million; and
o	out of specified kinds of insurance and condemnation proceeds.

        We will be required to pay approximately $40 million in cash to service required payments of principal and interest through December 31, 2003 in addition to any optional redemptions paid during that period. Since July 31, 2002, we have made or announced redemptions of the 10% notes totaling $115 million (including $25 million of optional redemptions made or announced after December 31, 2002), plus accrued interest on the redemption amount. From time to time, we may make additional optional redemptions of the 10% notes so long as certain minimum cash balances are maintained.

        If a change in control (as defined in the indenture) occurs, we will be required to make an offer to purchase the 10% and 12% notes at 100% and 101%, respectively, of the outstanding principal amount plus accrued and unpaid interest through the purchase date.

        The indentures for the 10% and 12% notes impose restrictions, including the following:

o	prohibition on restricted payments, including cash dividends, redemptions of stock or stock equivalents and optional payments on debt subordinated to the notes;
o	prohibition on incurring additional indebtedness;
o	prohibition on liens on its assets;
o	prohibition on making or maintaining investments except for permitted cash-equivalent type instruments;
o	prohibition on consolidations, mergers or sale of assets outside the ordinary course of business;
o	prohibition on transactions with affiliates; and

        compliance with certain quarterly financial covenants including, but not limited to, (1) minimum earnings before interest, income taxes, depreciation and amortization, (2) minimum number of direct units in service, (3) minimum total consolidated service, rental and maintenance revenues and (4) maximum capital expenditures.

        In August 2002, we entered into supplemental indentures for the 10% and 12% notes to correct certain inconsistencies, errors and/or omissions in the indentures. Without these supplemental indentures, we would not have been in compliance with the indentures.

        In March 2003, we entered into additional supplemental indentures for the 10% and 12% notes to:

o	allow for the net cash proceeds from an asset sale to be used to repay the 10% notes on an optional redemption date, if such redemption date is earlier than the next interest payment date;
o	reduce the minimum requirements for earnings before interest, income taxes, depreciation and amortization for certain quarters through March 31, 2004;

25

o	reduce the minimum direct units in service requirements for certain quarters through March 31, 2004; and
o	reduce the minimum consolidated requirements for service, rental and maintenance revenue for certain quarters through March 31, 2004.

        Without these supplemental indentures, we may not have been in compliance with the indentures on various future dates.

Capital Expenditures and Commitments

        Our 2002 capital expenditures primarily consisted of the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. Excluding acquisitions of wireless messaging businesses, our capital expenditures were $140.3 million in 2000, $109.4 million in 2001 and $84.4 million in 2002. We have generally funded capital expenditures with net cash provided by operating activities.

        We estimate capital expenditures for 2003 will be approximately $40 to $50 million. These expenditures will be used primarily for messaging devices, information systems equipment and transmission equipment. However, the actual amount of capital we require will depend on a number of factors, including; device replacement requirements of current customers, subscriber additions, technological developments, competitive conditions and the nature and timing of our strategy to consolidate networks.

        Contractual Obligations.   As of December 31, 2002, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$217,185	$55,000	$55,000	$--	$107,185
Operating lease obligations	153,610	45,518	68,176	30,095	9,821

Total	$370,795	$100,518	$123,176	$30,095	$117,006

Inflation

        Inflation has not had a material effect on our operations to date. System equipment and operating costs have not increased in price and the price of wireless messaging devices have tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. Our general operating expenses, such as salaries, employee benefits and occupancy costs, are subject to normal inflationary pressures.

Factors Affecting Future Operating Results

        The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

Recent declines in our units in service will likely continue or even accelerate; this trend may impair our financial results.

        In 2000, units in service decreased by 2,073,000, excluding the addition of subscribers from our acquisition of PageNet; a decrease of 888,000 units was the result of subscriber cancellations and a decrease of 1,185,000 units was due to definitional changes made after the MobileMedia and PageNet acquisitions to reflect a common definition of units in service. During 2001, units in service decreased by an additional 3,394,000 units due to subscriber cancellations. During 2002, units in service decreased by a further 2,584,000 units due to subscriber cancellations and 276,000 units due to the partial divestiture of our interests in two Canadian subsidiaries. We believe that demand for one-way messaging services has been declining since 1999 and will continue to decline in the foreseeable future. Additionally, management actions to reduce operating expenses, such as reductions in the number of sales representatives and efforts to consolidate customers onto fewer networks could lead to further subscriber cancellations. Based on all of the factors discussed above, we expect to continue to experience significant declines in units in service and revenues for the foreseeable future.

        Reductions in the number of units in service can significantly affect the results of operations of wireless messaging service providers. The sale and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Additionally, because the network-related operating expenses of wireless messaging businesses are largely fixed in the short term, subscriber cancellations can directly and adversely affect net cash provided by operating activities.

Revenues and operating results may fluctuate, leading to possible liquidity problems.

        We believe that future fluctuations in revenues and operating results may occur due to many factors, particularly the decreased demand for one-way messaging services and the uncertain market for two-way messaging services. If the rate of decline of messaging units exceeds our expectations, revenues will be negatively impacted, and such impact could be material. Our network rationalization program may also negatively impact revenues as customers experience a reduction in and possible disruptions of service in certain areas. Our debt repayment levels are based in part on past expectations as to future revenues. We may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, our revenues or operating results may not meet the expectations of investors and creditors, or may cause us not to meet the debt repayment schedules or the various financial covenants contained in our debt instruments. Failure to make required debt payments or comply with financial covenants would enable creditors to accelerate repayment of our debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay the debt, which would significantly impair the value of our debt and equity securities and could ultimately result in us having to file for bankruptcy protection.

Operating expenses may not decline at a rate that matches the decline in revenues, leading to a reduction in net cash provided by operating activities, possible liquidity problems and an inability to service or refinance outstanding debt.

        In order to continue to generate net cash provided by operating activities sufficient to service outstanding debt, we anticipate significant reductions in operating expenses to offset the decline in revenues. In particular, lease payments on transmitter locations and telephone expense are the most significant costs associated with the operation of our messaging networks, accounting for 32.7% of our service, rental and maintenance, selling and general and administrative expenses in 2002. Reductions in these expenses are dependent on our ability to successfully rationalize existing messaging networks, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Many of our leases for transmitter locations are consolidated under master lease agreements with a few large national vendors. There can be no assurance that our negotiations with these or other lessors that arise as a result of our network rationalization program will result in a reduction of future lease payments that is consistent with our strategy.

        If our assumed reductions in operating expenses are not met, or if revenues decline at a more rapid rate than anticipated and that decline cannot be offset with additional expense reductions, then net cash provided by operating activities would be adversely affected. Lower than expected net cash provided by operating activities could cause us to fail to make required debt repayments or comply with certain financial covenants contained in our debt instruments, either of which would enable creditors to accelerate repayment of our outstanding debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay our debt and could ultimately result in us having to file for bankruptcy protection.

        We are dependent on net cash provided by operating activities as our principal source of liquidity. If we are not able to achieve anticipated levels of net cash provided by operating activities, we may not be able to amend or refinance our existing debt obligations and we may be precluded from incurring additional indebtedness due to restrictions under existing or future debt instruments. Further, it is unlikely that additional external sources of financing will be available to us under these circumstances. If we were to fail to make required debt repayments or fail to comply with financial covenants contained in our debt instruments, creditors could accelerate repayment of our outstanding debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay the debt, which would significantly impair the value of our debt and equity securities and could ultimately result in us having to file for bankruptcy protection.

Competition from mobile, cellular and PCS telephone companies is intense. Many companies have introduced phones and services with substantially the same features and functions as the one and two-way messaging products and services provided by us, and have priced such devices and services competitively.

        We face competition from other messaging providers in all markets in which we operate, as well as from cellular, PCS and other mobile wireless telephone companies. While certain of our competitors providing wireless messaging and information services are currently in financial distress, they continue to create significant competition for a depleting customer base notwithstanding the challenges of their financial difficulties. Providers of mobile wireless phone services such as AT&T Wireless, Cingular, WorldCom, Sprint PCS, Verizon, T-Mobile and Nextel now include wireless messaging as an adjunct service to voice services. In addition, the availability of coverage for mobile phone services has increased, making the two types of service and product offerings more comparable. Cellular and PCS companies seeking to provide wireless messaging services have been able to bring their products to market faster, at lower prices or in packages of products that consumers and businesses find more valuable than those we provide. In addition, many of these competitors, particularly cellular and PCS phone companies, possess greater financial, technical and other resources than those available to us.

Our operations may be disrupted if we are unable to obtain equipment or services from vendor sources in the future.

        We do not manufacture any of the messaging devices or other equipment that our customers need to take advantage of our services. The equipment used in our operations were generally available for purchase from only a few sources. Historically, we purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre Electronics, Inc.

        Both Motorola and Glenayre have discontinued the production of the messaging devices and network equipment that we purchased from them. However, we have entered into a development agreement with PerComm Inc. and continue to evaluate several other vendors to obtain alternative sources of two-way messaging devices. We are also testing one-way messaging devices from several other existing sources. We believe that our existing inventory of Motorola devices and purchases from other available sources of new and reconditioned devices will be sufficient to meet our expected two-way device requirements through September 30, 2003 and our one-way device requirements for the foreseeable future.

        We have entered into an agreement with Glenayre which will provide us with certain continued services and equipment into 2004. In addition, we currently have excess network equipment as a result of our efforts to rationalize and deconstruct many of our one-way messaging networks and from prior acquisitions of network equipment. Additional network equipment for our two-way messaging network is available from two other vendors, Sonik Technologies, Inc. and TGA Technologies.

        Significant delays in developing alternative sources of equipment could lead to disruptions in operations and adverse financial consequences. There can be no assurance that we will be able to secure alternative sources of messaging devices and all required network equipment.

Restrictions under debt instruments prevent us from declaring dividends, incurring debt, making acquisitions or taking actions that management considers beneficial.

        Our debt instruments limit or restrict, among other things, our operating subsidiaries’ ability to pay dividends, make investments, incur secured or unsecured indebtedness, incur liens, dispose of assets, enter into transactions with affiliates, engage in any merger, consolidation or sale of substantially all of our assets or cause our subsidiaries to sell or issue stock.

        We might be prevented from taking some of these actions because we could not obtain the necessary consents even though we believe taking such actions would be beneficial.

Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments.

        We currently anticipate generating taxable losses for the next several years and estimate that, at December 31, 2003, our tax net operating losses will be between $175 million and $200 million. Under current tax law, these net operating losses will not expire until December 31, 2023. We currently anticipate that we will have sufficient tax deductions from our operations following our emergence from chapter 11 proceedings, including from the federal income tax attributes that we retained after our emergence from chapter 11, to offset future federal taxable income (before these deductions) for the next several years. The extent to which these tax attributes will be available to offset future federal taxable income depends on certain factual and legal matters that are subject to varying interpretations. Therefore, despite our expectations, it is possible that we may not have sufficient tax attributes to offset future federal taxable income.

        A change in ownership, as defined in sections 382 and 383 of the Internal Revenue Code, of our stock could significantly limit the amounts and timing of the use of various tax attributes that existed as of our emergence from chapter 11 and of any tax attributes generated between our emergence from chapter 11 and the date of such change in ownership, including our tax net operating losses at December 31, 2003. Generally, a change in ownership will occur if a greater than 50% cumulative change in ownership of our stock occurs over any three-year period beginning at any time after we emerged from chapter 11. We believe, based on available information, that since our emergence from chapter 11 we have undergone a cumulative change in ownership of approximately 25%.

        If the deductions associated with future activities including from tax attributes that we retained after our emergence from chapter 11 are insufficient to offset future federal taxable income, or if a change in ownership occurs and such deductions are limited, whether due to circumstances within or beyond our control, we would likely generate taxable income and would be required to make current income tax payments. Any such payments would result in lower net cash provided by operating activities, which would have otherwise been available to repay our outstanding debt. In addition, depending on the timing of any such change in ownership and the amount of taxable income generated, the required tax payments could result in insufficient cash being available to service our debt obligations. If we were to fail to make required debt repayments, creditors could accelerate repayment of our outstanding debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay the debt, which could ultimately result in our having to file for bankruptcy protection.

        To help protect the tax benefits associated with our federal income tax attributes, we are reviewing various alternatives to restrict the transfer of our common stock. However, we cannot assure you that any of these alternatives will prevent a change in ownership or otherwise enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

Loss of our key personnel could adversely impact our operations

        Our success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. We have employment agreements with our chairman of the board and chief executive officer, our president and chief operating officer and our executive vice president and chief financial officer, and we have issued restricted stock, vesting over three years, to ten members of our senior management. Prior to our chapter 11 filing, we entered into an agreement with our secured creditors outlining, among other things, the terms of key employee retention and incentive compensation plans for 2002 and 2003 for approximately 75 employees. The terms of these arrangements, including a 2003 incentive compensation plan contemplating payments in early 2004 based upon our fiscal 2003 financial and operating results, were communicated to participating employees.

        Our board of directors, in consultation with professional compensation advisors and with the intention to provide management with market-competitive compensation, is considering modifications to the 2003 incentive compensation plan and implementing a new long-term incentive plan. Although the scope and terms of potential modifications, if any, are not known at this time, these modifications will likely result in a reduction in the cash compensation payable in 2004. The possibility that the amounts payable under a modified incentive plan could be substantially lower than the amounts payable under the 2003 incentive compensation plan previously communicated to participating employees could result in the loss of key personnel, which could result in a material adverse effect on our future operating results, financial position and cash flows.

Recent and Pending Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” We adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to cease amortization of certain assets and provides a methodology to test these assets for impairment on a periodic basis. We did not have any assets subject to SFAS No. 142 on our balance sheet as of January 1, 2002 and therefore the adoption had no impact on Arch’s results of operations or financial condition. Depreciation and amortization expense in the first quarter of 2001 would have been reduced by $54.4 million had the provisions of this statement been applied to that period.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. We adopted SFAS No. 144 on January 1, 2002. The adoption had no impact on our results of operations or financial condition.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of liabilities associated with obligations to incur future costs associated with asset retirements. The liability is required to be recorded at fair value with any accretion in future periods recorded to operating expenses. When the liability is initially recognized, the cost of the asset retirement obligation is capitalized by increasing the carrying amount of the related long-lived asset. This asset retirement cost is subsequently depreciated over the useful life of the related asset. In accordance with the requirements of SOP 90-7 we adopted SFAS No. 143 on June 1, 2002, and have recorded a $2.5 million asset retirement obligation, $1.7 million of which is included in the caption accrued expenses and $788,000 of which is included in the caption other long-term liabilities on the accompanying consolidated balance sheets. We anticipate depreciating the related asset over periods ranging from one to ten years. The long-term portion of the asset retirement obligation will accrete to approximately $5.6 million using the effective interest method over ten years.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” In rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax effect. In accordance with the requirements of SOP 90-7, we adopted SFAS No. 145 and the predecessor company recorded a $1.6 billion gain on extinguishment of debt in the five month period ended May 31, 2002. In accordance with SFAS No. 145 this gain was recognized as other income. In addition, the gains on early extinguishment of debt recorded in prior years have been reclassified as other income.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. We have adopted the provisions of SFAS No. 146. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date management committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial condition.

        In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

        In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. Arch does not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our debt financing consists of fixed rate secured notes, which are secured by substantially all of our assets.

Senior Subordinated Secured and Subordinated Secured Compounding Notes, Fixed Rate Debt:

        Our fixed rate secured notes are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of December 31, 2002.

Principal Balance	Fair Value	Stated Interest Rate	Scheduled Maturity
$110.0 million	$103.4 million	10%	2007
$107.2 million	$ 62.2 million	12%	2009

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE

        On June 27, 2002, our board of directors and our audit committee dismissed Arthur Andersen LLP as our independent auditors and engaged PricewaterhouseCoopers LLP to serve as our independent auditors for the fiscal year ending December 31, 2002, effective June 27, 2002. Arthur Andersen LLP’s audit report on our consolidated financial statements for each of the fiscal years ended December 31, 2000 and 2001, respectively, contained an explanatory paragraph regarding our ability to continue as a going concern. Except as stated above, Arthur Andersen LLP’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2000 and 2001 and through June 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in conjunction with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        We requested Arthur Andersen LLP to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter, dated June 28, 2002, was included with our current report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2002.

        Prior to their engagement, neither we, nor anyone acting on our behalf, consulted PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

        The information required by Items 10 through 13 are incorporated by reference to the Registrant’s definitive Proxy Statement for its 2003 annual meeting of stockholders.

PART IV

ITEM 14.        CONTROLS AND PROCEDURES

         (a)  Evaluation of disclosure controls and procedures. Based on their evaluation of Arch’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Arch’s Chief Executive Officer and Chief Financial Officer have concluded that Arch’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Arch in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

         (b)  Changes in internal controls. There were no significant changes in Arch’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

Consolidated Balance Sheets as of December 31, 2001 (Predecessor Company) and December 31, 2002 (Reorganized Company)

Consolidated Statements of Operations for Each of the Two Years in the Period Ended December 31, 2001, the Five Months Ended May 31, 2002 (Predecessor Company) and the Seven Months Ended December 31, 2002 (Reorganized Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for Each of the Two Years in the Period Ended December 31, 2001, the Five Months Ended May 31, 2002 (Predecessor Company) and the Seven Months Ended December 31, 2002 (Reorganized Company)

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2001, the Five Months Ended May 31, 2002 (Predecessor Company) and the Seven Months Ended December 31, 2002 (Reorganized Company)

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2002:

(c)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003	ARCH WIRELESS, INC. By: /s/ C. Edward Baker, Jr. C. Edward Baker, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ C. Edward Baker, Jr. C. Edward Baker, Jr.	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 28, 2003
/s/ J. Roy Pottle J. Roy Pottle	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 28, 2003
/s/ William C. Bousquette William C. Bousquette	Director	March 28, 2003
/s/ James V. Continenza James V. Continenza	Director	March 28, 2003
/s/ Eric Gold Eric Gold	Director	March 28, 2003
/s/ Carroll D. McHenry Carroll D. McHenry	Director	March 28, 2003
/s/ Matthew Oristano Matthew Oristano	Director	March 28, 2003
/s/ William E. Redmond, Jr. William E. Redmond, Jr.	Director	March 28, 2003
/s/ Samme L. Thompson Samme L. Thompson	Director	March 28, 2003
/s/ Carroll R. Wetzel Carroll R. Wetzel	Vice Chairman of the Board	March 28, 2003
34 CERTIFICATIONS I, C. Edward Baker, certify that:

1.	I have reviewed this annual report on Form 10-K of Arch Wireless, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ C. Edward Baker C. Edward Baker Chairman and Chief Executive Officer
35 CERTIFICATIONS I, J. Roy Pottle, certify that:

1.	I have reviewed this annual report on Form 10-K of Arch Wireless, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ J. Roy Pottle J. Roy Pottle Executive Vice President and Chief Financial Officer
36 INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 (Predecessor Company) and December 31, 2002 (Reorganized Company)	F-5

Consolidated Statements of Operations for Each of the Two Years in the Period
     Ended December 31, 2001, the Five Months Ended May 31, 2002 (Predecessor
     Company) and the Seven Months Ended December 31, 2002 (Reorganized
Company)	F-6

Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Two
     Years in the Period Ended December 31, 2001, the Five Months Ended May 31,
     2002 (Predecessor Company) and the Seven Months Ended December 31, 2002
(Reorganized Company)	F-7

Consolidated Statements of Cash Flows for Each of the Two
     Years in the Period Ended December 31, 2001, the Five Months Ended May 31,
     2002 (Predecessor Company) and the Seven Months Ended December 31, 2002
(Reorganized Company)	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Arch Wireless, Inc.:

        In our opinion, the accompanying consolidated statements of operations, of cash flows and of changes in stockholders’ equity for the period from January 1, 2002 to May 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Arch Wireless, Inc. and its subsidiaries (Predecessor Company) for the period from January 1, 2002 to May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Arch Wireless, Inc. and its subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the adjustments discussed in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 7, 2002 (except for the matter discussed in Note 15 to the 2001 financial statements as to which the date is May 29, 2002).

        As discussed in Note 3 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on May 29, 2002. Upon emergence from bankruptcy, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

        As discussed above, the consolidated financial statements of Arch Wireless, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1 to the consolidated financial statements, these consolidated financial statements have been restated to reclassify gains on the extinguishment of debt in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002", which was adopted by the Reorganized Company as of June 1, 2002. We audited the adjustments described in Note 1 to the consolidated financial statements that were applied to restate the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of Arch Wireless, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 5, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Arch Wireless, Inc.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of Arch Wireless, Inc. and its subsidiaries (Reorganized Company) at December 31, 2002, and the results of their operations and their cash flows for the period from June 1, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on May 29, 2002. Upon emergence from bankruptcy, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 5, 2003

The Report of Independent Public Accountants below is a copy of a report previously issued by Arthur Andersen LLP, which has not been reissued by Arthur Andersen LLP. The consolidated balance sheet at December 31, 2000 and the consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 1999 are not required to be presented in this Form 10-K. The note references in the opinion below are to the financial statements included in our Form 10-K/A for the year ended December 31, 2001 filed June 13, 2002. As discussed in Note 1 in the consolidated financial statements, the Company has revised its consolidated financial statements for the years ended December 31, 2001 and 2000 to reclassify gains on the extinguishment of debt in compliance with Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002", which was adopted by the Reorganized Company as of June 1, 2002. The Arthur Andersen LLP report does not extend to these revisions. The revisions related to these reclassifications were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        To Arch Wireless, Inc.:

        We have audited the accompanying consolidated balance sheets of Arch Wireless, Inc. (a Delaware corporation) (the “Company”) and subsidiaries as of December 31, 2000, as restated (see Note 14), and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), as restated (see Note 14), and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on December 6, 2001, the Company and substantially all of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern in its present form. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instrument and hedging activities in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

          /s/ Arthur Andersen LLP

Boston, Massachusetts
March 7, 2002 (except
for the matter discussed in
Note 15 as to which the date
is May 29, 2002)

ARCH WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Predecessor Company	Reorganized Company
	December 31, 2001	December 31, 2002
ASSETS	(Note 2)	(Note 2)
Current assets:
Cash and cash equivalents	$72,200	$37,187
Accounts receivable (less reserves of $41,987 and $22,492 in 2001 and 2002, respectively)	90,158	45,308
Deposits	2,624	4,880
Prepaid rent	12,882	9,857
Restricted cash	34,579	--
Prepaid expenses and other	32,010	17,999

Total current assets	244,453	115,231

Property and equipment:
Land, buildings and improvements	38,254	20,649
Messaging and computer equipment	1,341,391	363,966
Furniture, fixtures and vehicles	58,118	6,445

	1,437,763	391,060
Less accumulated depreciation and amortization	1,031,741	87,278

Property and equipment, net	406,022	303,782

Assets held for sale	--	3,311

Intangible and other assets (less accumulated amortization of $1,518,461 and $3,510 in 2001 and 2002, respectively)	1,158	15,600

	$651,633	$437,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt	$67,271	$55,000
Accounts payable	9,028	8,412
Accrued compensation and benefits	14,618	20,948
Accrued network costs	16,160	10,052
Accrued property and sales taxes	17,070	12,672
Accrued interest	4	1,446
Accrued other expenses	18,611	12,324
Customer deposits	10,677	7,011
Deferred revenue	43,842	28,693

Total current liabilities	197,281	156,558

Long-term debt, less current maturities	--	162,185

Other long-term liabilities	14,983	788

Liabilities subject to compromise	2,096,280	--

Commitments and contingencies
Stockholders' equity (deficit):
Common stock--$0.001 par value, authorized 50,000,000 shares, issued and outstanding: 20,000,000 shares in 2002	--	20
Predecessor common stock--$0.01 par value, authorized 320,000,000 shares, issued and outstanding: 182,434,590 shares in 2001	1,824	--
Additional paid-in capital	1,107,233	121,456
Deferred stock compensation	--	(4,330)
Accumulated other comprehensive income	1,991	--
Retained earnings (accumulated deficit)	(2,767,959)	1,247

Total stockholders' equity (deficit)	(1,656,911)	118,393

	$651,633	$437,924

The accompanying notes are an integral part of these consolidated financial statements. F-5

ARCH WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)

	Predecessor Company (Note 2)			Reorganized Company (Note 2)
	Years Ended December 31,		Five Months Ended May 31,	Seven Months Ended December 31,
	2000	2001	2002	2002
Revenues	$851,082	$1,163,514	$365,360	$453,369
Operating expenses:
Cost of products sold (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	35,861	42,301	10,426	7,740
Service, rental and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	182,993	306,256	105,990	135,295
Selling (exclusive of stock based and other compensation shown separately below)	107,208	138,341	35,313	37,897
General and administrative (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	263,901	388,979	116,668	136,257
Depreciation and amortization	500,831	1,584,482	82,720	103,875
Stock based and other compensation	--	--	--	6,979
Reorganization expenses	--	154,927	--	--
Other operating expenses	5,425	7,890	--	--

Total operating expenses	1,096,219	2,623,176	351,117	428,043

Operating income (loss)	(245,137)	(1,459,662)	14,243	25,326
Interest expense	(167,621)	(230,318)	(2,254)	(18,717)
Interest income	1,451	3,371	76	377
Gain on extinguishment of debt	58,603	34,229	1,621,355	--
Other income (expense)	(3,082)	(31,923)	110	(1,129)

Income (loss) before reorganization items, net and fresh start accounting adjustments	(355,786)	(1,684,303)	1,633,530	5,857
Reorganization items, net	--	--	(22,503)	(2,765)
Fresh start accounting adjustments	--	--	47,895	--

Income (loss) before income tax benefit and cumulative effect of change in accounting principle	(355,786)	(1,684,303)	1,658,922	3,092
Benefit (provision) for income taxes	46,006	121,994	--	(2,265)

Income (loss) before cumulative effect of change in accounting principle	(309,780)	(1,562,309)	1,658,922	827
Cumulative effect of change in accounting principle	--	(6,794)	--	--

Net income (loss)	(309,780)	(1,569,103)	1,658,922	827
Accretion of redeemable preferred stock	(4,223)	--	--	--
Preferred stock dividend	(2,329)	(7,260)	--	--

Net income (loss) applicable to common stockholders	$(316,332)	$(1,576,363)	$1,658,922	$827

Basic/diluted income (loss) per common share before cumulative effect of change in accounting principle	$(4.10)	$(8.79)	$9.09	$0.04
Cumulative effect of change in accounting principle per basic/diluted common share	--	(0.04)	--	--

Basic/diluted net income (loss) per common share	$(4.10)	$(8.83)	$9.09	$0.04

Basic/diluted weighted average number of common shares outstanding	77,122,659	178,424,997	182,434,590	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ARCH WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock	Class B Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Predecessor Company
Balance, December 31, 1999	$472	$40	$633,240	$--	$--	$(879,487)	$(245,735)
Net loss	--	--	--	--	--	(309,780)	(309,780)
Foreign currency translation adjustments	--	--	--	--	(82)	--	(82)

Total comprehensive loss							(309,862)
Issuance of 89,896,907 shares of common stock to acquire company	899	--	262,499	--	--	--	263,398
Issuance of 12,468,632 shares of common stock in exchange for debt	125	--	156,851	--	--	--	156,976
Issuance of 6,613,180 shares of common stock in exchange for redeemable preferred stock	66	--	46,849	--	--	--	46,915
Issuance of 2,856,721 shares of common stock in connection with the Benbow settlement	28	--	(28)	--	--	--	--
Issuance of 459,133 shares of common stock under Arch's employee stock purchase plan	5	--	570	--	--	--	575
Exercise of Warrants to purchase 2,364 shares of common stock	--	--	21	--	--	--	21
Conversion of Class B common stock into common stock	20	(20)	--	--	--	--	--
Preferred stock accretion	--	--	(4,223)	--	--	--	(4,223)
Preferred stock dividend	--	--	--	--	--	(2,329)	(2,329)

Balance, December 31, 2000	1,615	20	1,095,779	--	(82)	(1,191,596)	(94,264)
Net loss	--	--	--	--	--	(1,569,103)	(1,569,103)
Foreign currency translation adjustments	--	--	--	--	2,073	--	2,073

Total comprehensive loss							(1,567,030)
Issuance of 18,905,989 shares of common stock in exchange for debt	189	--	11,454	--	--	--	11,643
Conversion of Class B common stock into common stock	20	(20)	--	--	--	--	--
Preferred stock dividend	--	--	--	--	--	(7,260)	(7,260)

Balance, December 31, 2001	1,824	--	1,107,233	--	1,991	(2,767,959)	(1,656,911)
Net income	--	--	--	--	--	1,658,922	1,658,922
Foreign currency translation adjustments	--	--	--	--	(2,011)	--	(2,011)

Total comprehensive loss							1,656,911
Cancellation of predecessor equity interests upon emergence from bankruptcy	(1,824)	--	(1,107,233)	--	20	1,109,037	--
Issuance of 20,000,000 shares of reorganized company common stock upon emergence from bankruptcy	20	--	121,456	(5,375)	--	--	116,101

Balance, May 31, 2002	$20	$--	$121,456	$(5,375)	$--	$--	$116,101

Reorganized Company
Balance, June 1, 2002	$20	$--	$121,456	$(5,375)	$--	$--	$116,101
Net income	--	--	--	--	--	827	827
Foreign currency translation adjustments	--	--	--	--	1,119	--	1,119

Total comprehensive income							1,946
Partial divestiture of Canadian subsidiaries	--	--	--	--	(1,119)	420	(699)
Amortization of deferred stock compensation	--	--	--	1,045	--	--	1,045

Balance, December 31, 2002	$20	$--	$121,456	$(4,330)	$--	$1,247	$118,393

The accompanying notes are an integral part of these consolidated financial statements. F-7

ARCH WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Predecessor Company (Note 2)			Reorganized Company (Note 2)
	Years Ended December 31,		Five Months Ended May 31,	Seven Months Ended December 31,
	2000	2001	2002	2002
Cash flows from operating activities:
Net income (loss)	$(309,780)	$(1,569,103)	$1,658,922	$827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	500,831	1,584,482	82,720	103,875
Fresh start accounting adjustments	--	--	(47,895)	--
Non-cash reorganization costs	--	145,584	--	--
Deferred income tax (benefit) provision	(46,006)	(121,994)	--	2,265
Gain on extinguishment of debt	(58,603)	(34,229)	(1,621,355)	--
Cumulative effect of accounting change	--	6,794	--	--
Accretion of long-term debt and other non-cash interest expense	30,638	44,138	--	7,185
Deferred stock compensation	--	--	--	1,045
Gain on tower site sale	(1,983)	(3,120)	(1,287)	--
Write-off of note receivable	--	7,500	--	--
Loss on sale of FCC licenses	--	2,435	--	--
Provisions for doubtful accounts and service adjustments	33,015	56,913	34,355	35,048
Changes in assets and liabilities, net of effect from acquisitions of companies:
Accounts receivable	(41,129)	(12,777)	(2,827)	(22,848)
Prepaid expenses and other	14,325	(24,877)	(17,225)	12,820
Accounts payable and accrued expenses	(74,550)	(27,266)	(11,843)	(5,155)
Customer deposits and deferred revenue	(8,495)	(7,925)	4,325	(5,777)
Other long-term liabilities	(5,938)	816	(727)	207

Net cash provided by operating activities	32,325	47,371	77,163	129,492

Cash flows from investing activities:
Additions to property and equipment, net	(127,833)	(105,993)	(44,474)	(39,935)
Additions to intangible and other assets	(12,452)	(3,492)	--	--
Issuance of long-term note receivable	--	--	--	(450)
Cash balance related to partial divestiture of Canadian Subsidiaries	--	--	--	(870)
Sale of FCC licenses	--	175,000	--	--
Acquisition of companies, net of cash acquired	47,785	104	--	--

Net cash (used for) provided by investing activities	(92,500)	65,619	(44,474)	(41,255)

Cash flows from financing activities:
Issuance of long-term debt	174,960	7,910	--	--
Repayment of long-term debt	(63,560)	(178,111)	(65,394)	(90,580)
Net proceeds from sale of preferred stock	--	75,000	--	--
Net proceeds from sale of common stock	596	--	--	--

Net cash provided by (used in) financing activities	111,996	(95,201)	(65,394)	(90,580)

Effect of exchange rate changes on cash	25	(596)	32	3

Net (decrease) increase in cash and cash equivalents	51,846	17,193	(32,673)	(2,340)
Cash and cash equivalents, beginning of period	3,161	55,007	72,200	39,527

Cash and cash equivalents, end of period	$55,007	$72,200	$39,527	$37,187

Supplemental disclosure:
Interest paid	$128,155	$115,773	$2,257	$10,065
Asset retirement obligation	$--	$--	$--	$2,462
Repayment of debt with restricted cash	$--	$--	$36,899	$--
Issuance of new debt and common stock in exchange for liabilities	$--	$--	$416,101	$--
Reorganization expenses paid	$--	$8,336	$22,503	$--
Issuance of common stock for acquisitions of companies	$263,398	$--	$--	$--
Liabilities assumed in acquisitions of companies	$1,059,431	$--	$--	$--
Issuance of Predecessor stock for debt	$156,976	$18,579	$--	$--
Issuance of common stock for redeemable preferred stock	$46,915	$--	$--	$--
Preferred stock dividend	$2,329	$7,260	$--	$--
Accretion of redeemable preferred stock	$4,223	$--	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

ARCH WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Restated Financial Statements

        The consolidated financial statements have been restated to reclassify gains on the extinguishment of debt at December 31, 2001 and 2000 from extraordinary to operating income in compliance with SFAS No. 145, “Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002", which was adopted as of June 1, 2002.

2.     Organization and Significant Accounting Policies

         Organization—Arch Wireless, Inc. (“Arch” or the “Company”) is a leading provider of wireless messaging and information services in the United States. Currently, Arch provides one and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants or PDAs and personal computers. Arch also offers wireless information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

         Bankruptcy-Related Financial Reporting—The consolidated financial statements of Arch prior to its emergence from chapter 11 (the “Predecessor Company”) have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Substantially all of the Predecessor Company’s pre-petition debt was in default. The accompanying Consolidated Financial Statements present the Predecessor Company’s pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the pre-petition credit facility and senior notes, preferred stock and other liabilities. As required by SOP 90-7, the Predecessor Company recorded the pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Predecessor Company accelerated the accretion of its debt discounts and recorded an expense of approximately $133.8 million during December 2001, which is included in reorganization expense in the Consolidated Statement of Operations. Reorganization expense in 2001 also includes the write-off of $11.8 million of deferred financing costs and $9.3 million of professional fees and other expenses directly related to the bankruptcy filing.

        Arch has prepared the consolidated financial statements on a going-concern basis of accounting. This basis of accounting contemplates continuity of operations, realization of assets and liquidation of liabilities (with the exception of pre-petition liabilities as described above) in the normal course of business. Upon emergence from chapter 11, Arch (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by SFAS No. 141 “Business Combinations.”

         Risks and Other Important Factors—Based on current and anticipated levels of operations, Arch’s management believes that Arch’s net cash provided by operating activities, together with cash on hand, will be adequate to meet its cash requirements through the end of 2003.

        In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, Arch may be required to reduce planned capital expenditures, sell assets or seek additional financing. Arch can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services. If the rate of decline of messaging units exceeds Arch’s expectations, its revenues will be negatively impacted, and such impact could be material. Arch’s network rationalization program may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Arch’s debt repayment levels are based in part on past expectations as to future revenues. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, or may cause it not to meet the debt repayment schedules or the various financial covenants contained in its debt instruments. Failure to make required debt payments or comply with financial covenants would enable creditors to accelerate repayment of Arch’s debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for bankruptcy protection.

         Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies that are 20% — 50% owned entities are accounted for under the equity method of accounting.

         Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Arch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition and asset retirement obligations. Arch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Long-Lived Assets—Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. Property and equipment is stated at cost in 2001 and in accordance with SOP 90-7 in 2002 (see Note 3) and is depreciated using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Buildings and improvements	20 Years
Leasehold improvements	Shorter of 3 Years or Lease Term
Messaging devices	1 - 2 Years
Messaging and computer equipment	1.25 - 8 Years
Furniture and fixtures	5 Years
Vehicles	3 Years

        In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Arch is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2002, Arch does not believe any such conditions exist. Had these conditions existed, Arch would assess the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Arch would project estimated enterprise-level cash flows which would be based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity rates and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, Arch would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets. Arch recorded an impairment charge of $976.2 million in the second quarter of 2001 (see Note 5).

         Revenue Recognition—Arch’s revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured. Arch believes, relative to the sale of one-way messaging devices, that all of these conditions are met and since the services are deemed not to be essential to the functionality of the devices, revenue from the sale of one-way messaging devices is recognized at the time of shipment.

        Arch bundles the sale of two-way messaging devices with the related service and since, currently, the sale of the service is essential to the functionality of the device, we do not separately account for the sale of the device and the service. Revenue and the related cost of sales are recognized over the expected customer relationship, which is currently estimated to be two years. If the assumed length of the customer relationship differed significantly or technology advances resulted in the service not being essential to the functionality of the device; the timing of revenue and expense amortization and the carrying value of the related deferred revenue and cost could be materially affected.

        Cash Equivalents—Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.

        Fair Value of Financial Instruments—Arch’s financial instruments, as defined under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, include its cash, restricted cash, accounts receivable and accounts payable and debt financing. The fair value of cash, restricted cash, accounts receivable and accounts payable are equal to their carrying value at December 31, 2001 and 2002. The fair value of the debt is included in Note 6.

        Derivative Instruments and Hedging Activities—In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. Arch has not designated any of the outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments during 2001 of approximately $15.0 million have been recognized in other expense. All of these derivative instruments were terminated during 2001.

        Basic/Diluted Net Income (Loss) Per Common Share—Basic net income (loss) per common share is based on the weighted average number of common shares outstanding. Shares of Predecessor Company stock issuable pursuant to Predecessor Company stock options and warrants and upon conversion of the Predecessor Company’s subordinated debentures or Series C Preferred Stock were not considered, as their effect would have been anti-dilutive and thus diluted net income (loss) per common share is the same as basic net income (loss) per common share. The Reorganized Company has no outstanding stock options, warrants or other convertible securities. The following dilutive effect of potential common shares was excluded from the calculation of dilutive weighted average shares outstanding (in thousands):

	Predecessor Company			Reorganized Company
	Years Ended December 31,		Five Months Ended May 31,	Seven Months Ended December 31,
	2000	2001	2002	2002
Options and warrants	24,601	6,166	--	--
Series C preferred stock	1,862	2,005	--	--
Convertible debt	19	19	--	--

        Stock-Based Compensation—Prior to December 2002, Arch accounted for its stock option and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Since all options were issued at a grant price equal to fair market value, no compensation cost was recognized in the statements of operations. In December 2002, the FASB released SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which Arch has adopted. The following table illustrates the effect on net income and earnings per share if Arch had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31,
(in thousands, except per share amounts)	2000	2001
Net income (loss), as reported	$(309,780)	$(1,569,103)
Deduct: Total stock option based fair value compensation expense	(5,454)	(5,988)

Pro forma net income	$(315,234)	$(1,575,091)

Basic net income (loss) per common share:
As reported	$(4.10)	$(8.83)
Pro forma	$(4.17)	$(8.87)

        Income Taxes—Arch accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

        New Accounting Pronouncements—In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Arch adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to cease amortization of certain assets and provides a methodology to test these assets for impairment on a periodic basis. Arch did not have any assets subject to SFAS No. 142 on its balance sheet as of January 1, 2002 and therefore the adoption had no impact on Arch’s results of operations or financial condition. Depreciation and amortization expense in the first quarter of 2001 would have been reduced by $54.4 million had the provisions of this statement been applied to that period.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. Arch adopted SFAS No. 144 on January 1, 2002, the adoption had no impact on Arch’s results of operations or financial condition.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of liabilities associated with obligations to incur future costs associated with asset retirements. The liability is required to be recorded at fair value with any accretion in future periods recorded to operating expenses. When the liability is initially recognized, the cost of the asset retirement obligation is capitalized by increasing the carrying amount of the related long-lived asset. This asset retirement cost is subsequently depreciated over the useful life of the related asset. In accordance with the requirements of SOP 90-7, Arch adopted SFAS No. 143 on June 1, 2002, and have recorded a $2.5 million asset retirement obligation, $1.7 million of which is included in the caption accrued other expenses and $788,000 is included in the caption other long-term liabilities on the accompanying consolidated balance sheets. We anticipate depreciating the related asset over periods ranging from one to ten years. The long-term portion of the asset retirement obligation will accrete to approximately $5.6 million using the effective interest method over ten years.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” In rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax effect. In accordance with the requirements of SOP 90-7, Arch adopted SFAS No. 145 and the Predecessor Company recorded a $1.6 billion gain on extinguishment of debt in the five month period ended May 31, 2002. In accordance with SFAS No. 145 this gain was recognized as other income. In addition, the gain on early extinguishment of debt recorded in the prior years has been reclassified as other income.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. Arch has adopted the provisions of SFAS No. 146. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date management committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial condition.

        In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

        In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. Arch does not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46.

3.     Petition for Relief Under Chapter 11 and Fresh Start Accounting

        Certain holders of 12¾% Senior Notes due 2007 of Arch Wireless Communications, Inc. (“AWCI”), a wholly-owned subsidiary of Arch, filed an involuntary petition against AWCI on November 9, 2001 under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, AWCI consented to the involuntary petition and the bankruptcy court entered an order for relief with respect to AWCI under chapter 11 of the Bankruptcy Code. Also on December 6, 2001, Arch and its other wholly-owned, domestic subsidiaries, including Arch Wireless Holdings, Inc. (“AWHI”), filed voluntary petitions for relief, under chapter 11, with the bankruptcy court. These cases are being jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. From December 6, 2001 through May 28, 2002, Arch and its domestic subsidiaries (collectively, the “Debtors”) operated their businesses and managed their property as debtors-in-possession under the Bankruptcy Code. On May 15, 2002, the bankruptcy court entered an order confirming the Debtors’ First Amended Joint Plan of Reorganization, as modified, and the plan became effective on May 29, 2002. As a result of the bankruptcy court’s order confirming the plan of reorganization, Arch and its domestic subsidiaries now operate as reorganized entities.

        Pursuant to Arch’s plan of reorganization, all of its former equity securities were cancelled and the holders of approximately $1.8 billion of its former indebtedness received securities which represent substantially all of Arch’s consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes, $100 million aggregate principal amount of 12% subordinated secured compounding notes and approximately 95% of Arch’s currently outstanding common stock. The remaining common stock of approximately 5% has been or will be distributed pursuant to the terms of the 2002 Stock Incentive Plan to certain members of senior management. All but one of Arch’s former directors have been replaced by new directors, although no material changes have occurred in its senior management.

        The plan provides that 20,000,000 shares will be issued; however, the number of shares of new common stock to be distributed to individual former unsecured creditors, and the actual distribution of such shares, is contingent upon the resolution of their individual claims. As of December 31, 2002, a total of 18,464,072 shares had been issued to former secured and unsecured creditors and senior management. The remaining shares will be distributed upon resolution of various claims. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2002.

        The accompanying Predecessor Company Consolidated Financial Statements have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Substantially all of the Predecessor Company’s pre-petition debt was in default at December 31, 2001. As described below, the accompanying Consolidated Financial Statements present the Debtor’s pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the pre-petition credit facility and senior notes. As required by SOP 90-7, the Company has recorded the Debtor’s pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Company accelerated the accretion of its debt discounts and recorded an expense of approximately $133.8 million during December 2001, which is included in other operating expenses in the Consolidated Statement of Operations. Other operating expenses in 2001 also includes the write off of $11.8 million of deferred financing costs and $9.3 million of professional fees and other expenses directly related to the bankruptcy filing.

        As reflected in the Predecessor Company’s Consolidated Financial Statements, “Liabilities subject to compromise” refer to Debtors’ liabilities incurred prior to the commencement of the chapter 11 cases. The amounts of the various liabilities that are subject to compromise are set forth below following the Debtor-In-Possession financial statements. These amounts represent Arch’s estimate, as of December 31, 2001, of known or potential pre-petition claims to be resolved in connection with the chapter 11 cases.

        The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of certain critical vendors, and certain other pre-petition claims. These amounts are included in the liabilities not subject to compromise section of the Predecessor Company’s Consolidated Balance Sheet at December 31, 2001 to the extent they had not been paid.

        Contractual interest expense not accrued or recorded on pre-petition debt was $13.0 million for 2001.

        The condensed financial statements of the Debtors at December 31, 2001 are presented as follows:

ARCH WIRELESS, INC. DEBTOR-IN-POSSESSION BALANCE SHEET December 31, 2001 (in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$70,131
Accounts receivable, net	88,557
Inventories	820
Restricted cash	34,579
Prepaid expenses and other	47,179

Total current assets	241,266

Property and equipment, at cost	1,421,318
Less accumulated depreciation and amortization	1,028,653

Property and equipment, net	392,665

Intangible and other assets, net	7,054

$640,985

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$8,718
Accrued expenses and other liabilities	118,487

Total current liabilities	127,205

Other long-term liabilities	15,298

Liabilities subject to compromise	2,096,280

Stockholders' equity (deficit):
Common stock--$0.01 par value	1,824
Additional paid-in capital	1,107,233
Accumulated deficit	(2,706,855)

Total stockholders' equity (deficit)	(1,597,798)

$640,985

F-14

ARCH WIRELESS, INC. DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS For the Year Ended December 31, 2001 (in thousands)
Revenues	$1,143,879
Operating expenses:
Cost of products sold (exclusive of items shown separately below)	40,932
Service, rental and maintenance (exclusive of items shown separately below)	301,306
Selling	135,476
General and administrative (exclusive of items shown separately below)	381,212
Depreciation and amortization	1,537,789
Reorganization expense	154,927
Other operating expenses	7,890

Total operating expenses	2,559,532

Operating income (loss)	(1,415,653)
Interest expense, net (unrecorded contractual interest expense $12,963)	(215,574)
Gain on extinguishment of debt	34,229
Other expense	(29,668)

Income (loss) before income tax benefit and accounting change	(1,626,666)
Benefit from income taxes	121,994

Income (loss) before accounting change	(1,504,672)
Cumulative effect of accounting change	(6,794)

Net income (loss)	$(1,511,466)

ARCH WIRELESS, INC. DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS For the Year Ended December 31, 2001 (in thousands)
Net cash provided by operating activities	$47,418

Cash flows from investing activities:
Additions to property and equipment, net	(102,243)
Additions to intangible and other assets	(3,101)
Sale of FCC licenses	177,150
Acquisition of companies, net of cash acquired	104

Net cash provided by investing activities	71,910

Cash flows from financing activities:
Repayment of long-term debt	(178,111)
Net proceeds from sale of preferred stock	75,000

Net cash used in financing activities	(103,111)

Net (decrease) increase in cash and cash equivalents	16,217
Cash and cash equivalents, beginning of period	53,914

Cash and cash equivalents, end of period	$70,131

Supplemental disclosure:
Interest paid	$111,238
Reorganization expenses paid	$8,336
Issuance of common stock for debt	$11,643
Issuance of preferred stock for debt	$6,936
Preferred stock dividend	$7,260
F-15 The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31, 2001(in thousands):

Accounts payable	$21,790
Accrued restructuring	17,496
Accrued expenses	45,664
Accrued interest	109,523
Debt	1,735,689
Other long-term liabilities	46,418
Series C and series F redeemable preferred stock	119,700

Total liabilities subject to compromise	$2,096,280

        Although May 29, 2002 was the effective date of Arch’s emergence from bankruptcy, for financial reporting convenience, Arch accounted for consummation of the plan as of May 31, 2002.

        As a result of the application of fresh start accounting, Arch’s financial results during the year ended December 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company’s.

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

        The reorganization value of Arch was determined to be $535.2 million, which includes the fair value of the Reorganized Company’s long-term debt and equity plus the fair value of current liabilities at the date of emergence of $113.2 million. Under SOP 90-7, the reorganization value was allocated to its tangible and identifiable intangible assets in accordance with SFAS No. 141 “Business Combinations” and liabilities, including debt, were recorded at their net present values. The net effect of all the fresh start accounting adjustments resulted in a gain of $47.9 million, which is reflected in the Predecessor Company financial statements for the five months ended May 31, 2002.

        The effects of the plan and the application of fresh start accounting on the Predecessor Company’s consolidated balance sheet were as follows:

ARCH WIRELESS, INC.
REORGANIZED CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited and in thousands)

	Predecessor Company					Reorganized Company
	May 31, 2002	Debt Discharge		Fresh Start Adjustments		May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$39,527	$--		$--		$39,527
Accounts receivable, net	58,679	--		--		58,679
Prepaid expenses and other	62,452	--		(16,325)	(D)	46,127

Total current assets	160,658	--		(16,325)		144,333
Property and equipment, net	369,022	(54)	(A)	564	(E)	369,532
Intangible and other assets, net	265	--		21,110	(E)	21,375

	$529,945	$(54)		$5,349		$535,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$30,190	$30,000	(B)	$(24,297)	(F)	$35,893
Accounts payable	8,945	--		--		8,945
Accrued expenses	61,835	--		--		61,835
Customer deposits and deferred revenue	58,879	--		(16,413)	(D)	42,466

Total current liabilities	159,849	30,000		(40,710)		149,139
Liabilities subject to compromise	2,037,509	(2,037,509)	(A)	--		--
Long-term debt, less current maturities	--	270,000	(B)	--		270,000
Other long-term liabilities	1,836	--		(1,836)	(F)	--
Stockholders' equity (deficit)	(1,669,249)	1,737,455	(C)	47,895		116,101

	$529,945	$(54)		$5,349		$535,240

(A)	Discharge of pre-petition obligations including deferred gain on a sale leaseback and the write-off of associated fixed assets since the underlying lease agreement was rejected in conjunction with the reorganization.
(B)	Record new long-term debt issued pursuant to the plan of reorganization.
(C)	Record new common stock issued pursuant to the plan of reorganization valued at $116.1 million and the net gain on extinguishment of debt resulting from notes (A) and (B) above.
(D)	Eliminate the deferred cost and related deferred revenue associated with SAB 101 revenue recognition as the asset has no value and no payment or service obligation exists for the Reorganized Company.
(E)	Adjust property and equipment to the fair value of the assets based on an independent appraisal.
(F)	Adjust certain Canadian subsidiaries' debt to fair value. Management determined the value of the bank debt in a manner consistent with the methodology used to value and restructure Arch's domestic subsidiaries. Management believes this method was reasonable since no market existed for this debt and the operations of these subsidiaries are largely identical to the operations of Arch's domestic subsidiaries. The valuation was based on projected cash flows of these subsidiaries.

4.      Acquisitions

        On November 10, 2000, Arch completed its acquisition of Paging Network, Inc. (“PageNet”) for $1.35 billion consisting of 89,896,907 shares of Arch common stock valued at $263.4 million, the assumption of liabilities of $1.06 billion, including a deferred tax liability of $168.0 million arising in purchase accounting, and $27.6 million of transaction costs. In the merger, each outstanding share of PageNet’s common stock was exchanged for 0.04796505 shares of Arch’s common stock.

        The acquisition was accounted for as a purchase, and the results of PageNet’s operations have been included in the consolidated financial statements from the date of acquisition. The purchase price for these acquisitions was allocated based on the fair values of assets acquired and liabilities assumed.

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

(unaudited and in thousands except for per share amounts)	Year Ended December 31, 2000
Revenues	$1,475,828
Income (loss) before extraordinary item	(499,006)
Net income (loss)	(440,403)
Basic/diluted net income (loss) per common share	(2.90)

5.      Long Lived Assets

        Property and Equipment—Depreciation and amortization expense related to property and equipment totaled $211.8 million, $696.8 million (including $447.4 million of the impairment charge — discussed below), $81.8 million and $100.4 million for the years ended December 31, 2000 and 2001, the five months ended May 31, 2002 and the seven months ended December 31, 2002, respectively.

        Effective October 1, 2002, Arch revised the estimated depreciable life of certain of its messaging equipment from 5 years to 1.25 years. This change in useful life resulted from the timing of Arch’s network rationalization program in order to align the useful lives of these assets with their planned removal from service. As a result of this change, depreciation expense increased approximately $12.1 million in the fourth quarter of 2002, approximately $9.3 million of which was due to adjusting the carrying value of certain pieces of this equipment to scrap value as they were removed from service at December 31, 2002.

        On July 1, 2001, Arch revised the estimated depreciable life of certain of its messaging and computer equipment from eight to five years. This change in useful life resulted from Arch’s expectations regarding future usage periods for this equipment considering current and future technological advances. As a result of this change, depreciation expense increased approximately $12.4 million in the second half of 2001.

        On October 1, 2000, Arch revised the estimated depreciable life of its subscriber devices from three to two years. The change in useful life resulted from Arch’s expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. As a result of this change, depreciation expense increased approximately $19.3 million in the fourth quarter of 2000.

        Assets Held for Sale—During the fourth quarter of 2002, Arch decided to place specific office buildings up for sale as these buildings were no longer in use by Arch. Arch wrote down the value of the buildings to estimated fair market value in the fourth quarter and incurred a $788,000 impairment loss, which was included as a component of depreciation and amortization expense.

        The details of the asset impairment are as follows (in thousands):

Net book value of buildings before impairment	$4,099
Impairment of book value	(788)

Net book value of buildings after impairment	$3,311

        The impairment was based upon preliminary contractual sales price of these buildings less estimated costs to sell. The assets have been classified as “Assets held for Sale” at December 31, 2002.

        Intangible and Other Assets—Intangible and other assets are comprised of the following at December 31, 2002 (in thousands):

Reorganized Company	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$10,807	$2,542	$8,265
Purchased Federal Communications Commission licenses	5 yrs	8,300	968	7,332
Other		3	--	3

		$19,110	$3,510	$15,600

Intangible and other assets are comprised of the following at December 31, 2001 (in thousands):

Predecessor Company	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	$579,631	$579,631	$--
Purchased Federal Communications Commission licenses	510,210	510,182	28
Goodwill	415,566	415,566	--
Deferred financing costs	1,882	988	894
Non competition agreements	554	554	--
Other	11,776	11,540	236

	$1,519,619	$1,518,461	$1,158

        Aggregate amortization expense for intangible assets for the seven months ended December 31, 2002, the five months ended May 31, 2002 and the years ended December 31, 2001 and 2000 was $3.5 million, $0.9 million, $887.7 million (including $528.7 million of the impairment charge referred to below) and $289.1 million, respectively. Estimated amortization expense for intangible assets for fiscal years 2003 to 2007 is $5.1 million, $5.1 million, $3.1 million, $1.7 million and $0.7 million, respectively.

        In conjunction with the adoption of SOP 90-7, the assets were recorded at their fair values based principally on a third-party appraisal.

        In July 2001, Arch developed projections in order to assess the carrying value of its long-lived assets. These projections were management’s best estimate, at the time, of future results based on lower than expected operating results for the quarter ended June 30, 2001 and potential yearend liquidity constraints that could arise. The aggregate undiscounted cash flows from these projections was compared to the carrying value of the long-lived assets. Since the carrying value exceeded the aggregate undiscounted cash flows, fair value of the assets was determined based on a discounted cash flow analysis. As a result, Arch recorded an impairment charge of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the statement of operations, and reduced the carrying value of certain one-way messaging equipment, computer equipment and intangible assets.

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

        During the fourth quarter of 2000, the Company reviewed the remaining lives of its intangible assets. Due to the nature of change for one-way messaging services and the new technologies for two-way messaging services, effective October 1, 2000 the Company changed the remaining lives on purchased subscriber lists, purchased Federal Communications Commission licenses and goodwill which resulted from acquisitions prior to 2000 as follows:

Intangible Asset Classification	Book Value at December 31, 2000	Estimated Useful Life
Purchased Federal Communications Commission licenses	$276,420	24 Months
Purchased subscriber lists	137,426	12 Months
Goodwill	163,027	12 Months
        These changes resulted in additional amortization expense in 2000 of $103.5 million.

6.     Debt

Debt consisted of the following (in thousands):
	Predecessor Company		Reorganized Company
	December 31, 2001		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
10% Senior Subordinated Secured Notes due 2007	$--	$--	$110,000	$103,400
12% Subordinated Secured Compounding Notes due 2009	--	--	107,185	62,167
Canadian Subsidiaries Bank Debt	67,271	67,271	--	--

	67,271		217,185
Less--Current maturities	67,271		55,000

Long-term debt	$--		$162,185

        Arch’s debt consists of fixed rate senior notes, which are publicly traded. The fair values of the fixed rate senior notes were based on market quotes as of December 31, 2002. There is often limited trading in our notes and therefore quoted prices may not be an indication of the value of the notes.

        Upon the effective date of the plan of reorganization, all of Arch’s pre-petition bank debt and senior notes, except debt issued by two of Arch’s Canadian subsidiaries, were discharged and terminated and the $50 million debtor-in-possession credit facility obtained by the Debtors in connection with the chapter 11 filing was terminated. No borrowings were outstanding on the debtor-in-possession credit facility.

        On the effective date of the plan of reorganization, AWHI issued $200 million of its 10% Senior Subordinated Secured Notes due 2007 and $100 million of its 12% Subordinated Secured Compounding Notes due 2009. The 10% notes accrue interest at 10% per annum payable semi-annually in arrears. The 10% notes are secured by a lien on substantially all the assets of Arch. AWHI is required to redeem $15 million of the 10% notes semi-annually on May 15 and November 15. AWHI is also required to redeem the 10% notes semi-annually to the extent AWHI’s cash balance exceeds certain levels. AWHI must also redeem the 10% notes from the net cash proceeds from: (1) the sale of assets in excess of $2 million and (2) certain amounts from insurance or condemnation proceeds. AWHI may redeem the 10% notes at any time prior to maturity, without premium or penalty. If a change of control (as defined in the indenture) occurs, AWHI will be required to make an offer to purchase the 10% notes at 100% of the outstanding principal amount plus accrued and unpaid interest through the purchase date. Since July 31, 2002, Arch has made or announced redemptions of the 10% notes totaling $115 million (including $25 million of optional redemptions announced subsequent to December 31, 2002), plus accrued interest on the redemption amount.

        Interest compounds semi-annually on the 12% notes at 12% per annum with such interest being added to the outstanding principal amount of the notes until the 10% notes are repaid in full, thereafter interest will be paid semi-annually in cash. The 12% notes are secured by a second lien on substantially all the assets of Arch. Arch is prohibited from redeeming the 12% notes until the 10% notes are paid in full. Following the repayment in full of the 10% notes, AWHI will be required to redeem the 12% notes semi-annually to the extent AWHI’s cash balance exceeds certain levels. AWHI must also redeem the 12% notes from the net cash proceeds from: (1) the sale of assets in excess of $2 million and (2) certain amounts from insurance or condemnation proceeds, once the 10% notes have been paid in full. AWHI may redeem the 12% notes, after the 10% notes have been repaid in full, at a redemption price equal to the following percentage of the outstanding principal amount plus accrued and unpaid interest through the purchase date:

o	Prior to May 15, 2007 — 106%;
o	May 15, 2007 to May 14, 2008 — 104%;
o	May 15, 2008 to May 14, 2009 — 102%;
o	on maturity date of May 15, 2009 — 100%.

        If a change in control (as defined in the indenture) occurs, AWHI will be required to make an offer to purchase the 12% notes at 101% of the outstanding principal amount plus accrued and unpaid interest through the purchase date.

        The indentures for the 10% and 12% notes impose restrictions on Arch and its subsidiaries, including the following:

o	prohibition on restricted payments, including cash dividends, redemptions of stock or stock equivalents and optional payments on debt subordinated to the notes;
o	prohibition on incurring additional indebtedness;
o	prohibition on liens on its assets;
o	prohibition on making or maintaining investments except for permitted cash-equivalent type instruments;
o	prohibition on consolidations, mergers or sale of assets outside the ordinary course of business;
o	prohibition on transactions with affiliates; and
o	compliance with certain quarterly financial covenants including, but not limited to, (i) minimum earnings before interest, income taxes, depreciation and amortization, (ii) minimum number of direct units in service, (iii) minimum total consolidated service, rental and maintenance revenues and (iv) maximum capital expenditures.

Maturities of Debt—Scheduled long-term debt maturities at December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$55,000
2004	30,000
2005	25,000
2006	--
2007	--
Thereafter	107,185

$217,185

        Due to the bankruptcy filing (see Note 3), pre-petition long-term debt of the Debtors was reclassified to the caption “Liabilities subject to compromise” in the above table and on the Consolidated Balance Sheet at December 31, 2001.

        Debt subject to compromise consisted of the following (in thousands):

	December 31, 2001
	Carrying Value	Fair Value
Senior Bank Debt	$1,119,609	$167,941
10 7/8% Senior Discount Notes due 2008	113,141	--
9 1/2% Senior Notes due 2004	125,000	625
14% Senior Notes due 2004	100,000	500
12 3/4% Senior Notes due 2007	130,000	650
13 3/4% Senior Notes due 2008	147,000	735
Other	939	--

Long-term debt subject to compromise	$1,735,689

        Canadian Subsidiaries’ Bank Debt—PageNet Canada, Inc. and Madison Telecommunications, Inc. (collectively the “Canadian Subsidiaries”) were in default under their credit agreements at December 31, 2001 and were operating in accordance with forbearance agreements dated April 5, 2002. The forbearance agreements outlined the conditions under which the Canadian Subsidiaries could continue operations and included a specific timeline for management to arrange for a strategic alliance or a merger or acquisition. Since these conditions were not met, on October 2, 2002 the creditors issued demand letters to the Canadian Subsidiaries. These letters demanded payment of all outstanding obligations and terminated the April 5, 2002 forbearance agreements. Subsequent to receipt of the demand letters, the Canadian Subsidiaries requested and received approval for a subsequent forbearance. The subsequent forbearance agreements require management of the Canadian Subsidiaries to arrange and complete a transaction, on terms acceptable to the creditors, involving the sale or assignment of the indebtedness or a sale of the Canadian Subsidiaries or all of their assets.

        On December 9, 2002, the Canadian Subsidiaries and a group of investors, including Arch, entered into an agreement to purchase and restructure the credit facilities of the Canadian Subsidiaries. The group purchased the rights of the bank creditors under the credit agreements for CDN$7,000,000 (inclusive of CDN$829,250 in broker fees and service taxes), including Arch’s share of CDN$700,000. The group purchased a 90% economic interest in the Canadian Subsidiaries in conjunction with the purchase and assumption of the bank credit facilities. The remaining 10% equity interest was split evenly between Arch, the minority shareholder of the Canadian Subsidiaries and management of the Canadian Subsidiaries. Therefore, on a post-restructuring basis, Arch owns 12.33% of the Canadian Subsidiaries. Effective with this transaction Arch discontinued the consolidation of the Canadian Subsidiaries. Since Arch will have a representative on the board of directors of the restructured Canadian Subsidiaries, Arch will account for this investment utilizing the equity method of accounting. The carrying value of the investment in the Canadian Subsidiaries is currently zero, therefore Arch will not recognize its share of the losses from these subsidiaries.

        As of December 31, 2001, approximately CDN$67.3 million of borrowings were outstanding under these credit facilities. The Canadian Subsidiaries were in violation of certain financial covenants and therefore the outstanding balances were classified as current liabilities in the consolidated balance sheet. Both credit agreements were scheduled to expire on December 31, 2004. Borrowings under the agreements bore interest based on the agent bank’s prime rate plus a margin based on specified ratios of debt to annualized earnings before interest, income taxes, depreciation and amortization. The credit agreements were secured by $34.6 million of cash collateral, which was classified as restricted cash on the balance sheet at December 31, 2001, and a general security interest in all the assets of the Canadian Subsidiaries. Subsequent to December 31, 2001, Arch transferred the cash collateral to the secured creditors.

        Debt Exchanged for Equity—In 2000, Arch issued 285,973 shares of Arch common stock in exchange for $3.5 million principal amount of Arch convertible debentures. Arch also issued 12,182,659 shares of Arch common stock in exchange for $165.3 million accreted value ($184.2 million maturity value) of its senior discount notes. Arch recorded a gain of $14.2 million on the extinguishment of debt as a result of these transactions.

        On May 10, 2000, Arch announced it had completed an agreement with Resurgence Asset Management L.L.C. for the exchange of $91.1 million accreted value ($100.0 million maturity value) of senior discount notes held by various Resurgence entities for 1,000,000 shares of a new class of Arch’s preferred stock called Series D preferred stock. The Series D preferred stock was converted into an aggregate of 6,613,180 shares of common stock upon completion of Arch’s merger with PageNet.

        Arch recorded a gain of $44.4 million on the extinguishment of debt as a result of this transaction based on the difference between the carrying value of the exchanged debt, including deferred financing fees, and the fair value of the preferred stock issued. Arch recorded $4.2 million of accretion on this preferred stock prior to its conversion to common stock on November 10, 2000.

        In 2001, Arch issued 18,905,989 shares of Arch common stock in exchange for $50.8 million accreted value ($51.0 million maturity value) of its senior discount notes. Arch recorded a gain of $34.2 million on the extinguishment of debt as a result of these transactions.

7.      Stockholders’ Equity

        New Common Stock—Upon the effective date of the plan of reorganization all of the Predecessor Company’s preferred and common stock, and all stock options were cancelled. The Reorganized Company’s authorized capital stock consists of 50,000,000 shares of common stock. Each share of common stock has a par value of $0.001 per share. As of December 31, 2002, Arch had issued and outstanding 18,464,072 shares of common stock and the remaining 1,535,928 shares will be issued pursuant to the plan of reorganization from time to time as unsecured claims are resolved. The plan provides that exactly 20,000,000 shares will be issued, however, the number of shares of new common stock to be distributed to individual former unsecured creditors is contingent upon the resolution of their individual claims. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2002.

        As provided in the plan of reorganization, Arch adopted the 2002 Stock Incentive Plan which authorizes the grant of up to 950,000 shares of common stock of the Reorganized Company to be issued pursuant to the plan. On May 29, 2002, 882,200 shares were issued, at $0.001 per share, to certain members of continuing management to vest 310,730 shares on each of May 29, 2003 and May 29, 2004 and 260,740 shares on May 29, 2005, subject to adjustment. Any unvested shares granted under the 2002 Stock Incentive Plan are subject to repurchase by Arch at the issue price of $0.001 per share if the employment of an employee entitled to such grant is terminated for any reason other than in the case of Arch’s chief executive officer, its president and chief operating officer and its executive vice president and chief financial officer, a change of control. The fair value of the shares was deemed to be $6.09 per share at the date of emergence from bankruptcy, therefore, compensation expense of approximately $5.4 million is being recognized ratably over the three year vesting period. The remaining shares authorized under the 2002 Stock Incentive Plan will become issuable to management at $0.001 per share upon resolution of unsecured claims to the extent allowable under the plan of reorganization.

        Redeemable Series C Cumulative Convertible Preferred Stock—The Predecessor Company’s Series C Preferred Stock was convertible into common stock at a conversion price of $16.38 per share and bore dividends at an annual rate of 8.0%. The balance of $32.8 million, which included accrued dividends through December 5, 2001, was included in liabilities subject to compromise at December 31, 2001.

        Series F Redeemable Cumulative Junior Preferred Stock –In May 2001, Predecessor Company issued 793,219 shares of series F preferred stock. The series F preferred stock was convertible into common stock at a conversion price equal to the then prevailing market price of the common stock per share and bore dividends at an annual rate of 12.0%. The balance of $86.9 million, which included accrued dividends through December 5, 2001, was included in liabilities subject to compromise at December 31, 2001.

        Stock Options—The Predecessor Company had stock option plans, which provided for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase common stock. Incentive stock options were granted at exercise prices not less than the fair market value on the date of grant. Options generally vested over a five-year period from the date of grant. However, in certain circumstances, options were immediately exercisable in full. Options generally had a duration of 10 years. All outstanding options under these plans were terminated in accordance with Arch’s plan of reorganization.

        As a result of the PageNet merger, each outstanding option to purchase PageNet common stock became fully exercisable and vested and was converted into an option to purchase the same number of shares of Arch common stock that the holder of the option would have received in the merger if the holder had exercised the option immediately prior to the merger.

        The following table summarizes the activity under Arch’s stock option plans for the periods presented:

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 1999	1,834,762	$10.16
Granted	6,147,950	4.07
Assumed in merger	410,183	161.63
Exercised	--	--
Terminated	(445,903)	17.46

Options outstanding at December 31, 2000	7,946,992	12.86
Granted	185,000	0.90
Exercised	--	--
Terminated	(1,965,931)	30.73

Options outstanding at December 31, 2001	6,166,061	6.80
Terminated	(6,166,061)	6.80
Options outstanding at December 31, 2002	--	$--

Options exercisable at December 31, 2002	--	$--

        Employee Stock Purchase Plans—The Predecessor Company’s employee stock purchase plans allowed eligible employees the right to purchase common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 2000, 459,133 shares were issued at an average price per share of $1.25. These plans were terminated in accordance with Arch’s plan of reorganization.

        Accounting for Stock-Based Compensation—Arch accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Arch had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31,
(in thousands, except per share amounts)	2000	2001
Net income (loss), as reported	$(309,780)	$(1,569,103)
Deduct: Total stock option based fair value compensation expense	(5,454)	(5,988)

Pro forma net income	$(315,234)	$(1,575,091)

Basic net income (loss) per common share:
As reported	$(4.10)	$(8.83)
Pro forma	$(4.17)	$(8.87)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts, Arch assumed risk-free interest rates of 4.5% — 6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 0% — 93%.

        The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 2000 and 2001 were $3.01 and $0.19, respectively. The weighted average fair value of shares sold under the employee stock purchase plans in 2000 was $2.72.

8.      Income Taxes

        Arch accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

        The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 2001 and 2002 are as follows (in thousands):

	2001	2002
Deferred tax assets	$897,566	$238,983
Deferred tax liabilities	(11,538)	(123,911)

	886,028	115,072
Valuation allowance	(886,028)	(115,072)

	$--	$--

The approximate effect of each type of temporary difference and carryforward at December 31, 2001 and 2002 is summarized as follows (in thousands):

	2001	2002
Net operating losses	$397,581	$--
Intangibles and other assets	366,259	202,940
Depreciation of property and equipment	85,370	(122,300)
Accruals and reserves	36,818	34,432

	886,028	115,072
Valuation allowance	(886,028)	(115,072)

	$--	$--

        The Company has established a valuation reserve against its net deferred tax asset until it becomes more likely than not that this asset will be realized in the foreseeable future.

        In accordance with the provisions of the Internal Revenue Code, Arch is required to apply the cancellation of debt income arising in conjunction with the provisions of its plan of reorganization against certain tax assets existing as of the close of 2002. As a result, Arch expects to have no net operating losses remaining and expects the tax basis of certain other tax assets may be reduced.

        SFAS No. 109 establishes guidelines for companies that qualify for fresh start accounting under SOP 90-7 and have a valuation allowance on its net deferred tax assets at the date of emergence from bankruptcy. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance that existed at the date of fresh start accounting be first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then credited to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. As a result, the release of valuation allowance for the period June 1, 2002 through December 31, 2002 has reduced the carrying value of intangible assets by $2.3 million.

        The effective income tax rate differs from the statutory federal tax rate primarily due to expenses associated with Arch’s chapter 11 filing which were expensed for book purposes, but are not deductible in the determination of taxable income.

9.      Commitments and Contingencies

        Arch, from time to time is involved in lawsuits arising in the normal course of business. Arch believes that its pending lawsuits will not have a material adverse effect on its financial position or results of operations.

        Arch has operating leases for office and transmitter locations with lease terms ranging from one month to approximately eighteen years. In most cases, Arch expects that, in the normal course of business, leases will be renewed or replaced by other leases.

        Future minimum lease payments under noncancellable operating leases at December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$45,518
2004	38,692
2005	29,484
2006	22,047
2007	8,048
Thereafter	9,821

Total	$153,610

        Total rent expense under operating leases for the years ended December 31, 2000 and 2001, the five months ended May 31, 2002 and the seven months ended December 31, 2002 approximated $81.2 million, $150.7 million, $59.8 million and $76.2 million, respectively.

        As a result of various decisions by the Federal Communications Commission, over the last few years, we no longer pay fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with our services and in some instances we received refunds for prior payments to certain local exchange carriers. We have entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. We may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for us, depending on further Federal Communications Commission disposition of these issues and the agreements reached between us and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the Federal Communications Commission in our favor, we may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on our operating results, these or similar requirements could, in the future, have a material adverse effect on our operating results.

10.      Employee Benefit Plans

        Retirement Savings Plans—Arch has retirement savings plans, qualifying under Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plans, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plans provide for employer matching contributions. Matching contributions for the years ended December 31, 2000 and 2001, the five months ended May 31, 2002 and the seven months ended December 31, 2002 approximated $1.2 million, $1.6 million, $0.7 million and $0.6 million, respectively.

11.      Other Long-Term Liabilities

        During 1998 and 1999, Arch sold communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and leased space on the towers on which it maintained transmitters and related equipment to service its messaging network. Net proceeds from the sales were approximately $33.4 million, Arch used the net proceeds to repay indebtedness under its then existing credit facility.

        Arch entered into options to repurchase each tower and until this continuing involvement ended the gain on the sale of the tower sites was deferred and included in other long-term liabilities. At December 31, 2000 and 2001, approximately $20.2 million and $15.3 million of the gain was deferred and approximately $2.0 million, $3.1 million and $1.3 million of this gain was recognized in the statement of operations and was included in operating income for each of the years ended December 31, 2000 and 2001 and for the five months ended May 31, 2002, respectively. The remaining balance of $13.5 million was recorded as a gain on extinguishment of debt upon Arch’s emergence from bankruptcy.

12.      Restructuring Reserves

        At December 31, 2001, the Predecessor Company had restructuring reserves which primarily represented lease cancellation costs totaling $17.5 million included in the caption “Liabilities subject to compromise” on the consolidated balance sheets. Arch rejected the underlying leases pursuant to the Company’s chapter 11 bankruptcy proceedings, therefore the reserve balances have been recognized in the statement of operations and are included in gain on extinguishment of debt. No amount contained in the December 31, 2001 reserve balance was paid during 2002.

13.      Segment Reporting

        In conjunction with its emergence from chapter 11 during the quarter ended June 30, 2002, Arch reassessed the segment disclosure requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Due to various operational changes which occurred before and during the bankruptcy proceedings, such as the elimination of dedicated sales and management resources for two-way messaging. Arch no longer believes that its one and two-way messaging operations meet the disclosure standards of separate operating segments as set forth in SFAS No. 131. Therefore, Arch believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity. As of December 2002, Arch no longer consolidates the results of the Canadian Subsidiaries, therefore the disclosures below reflect the subsidiaries’ results up to that date (see Note 6).

      Geographic Information

	Predecessor Company			Reorganized Company
	Year Ended December 31, 2000	Year Ended December 31, 2001	Five Months Ended May 31, 2002	Seven Months Ended December 31, 2002
Revenues:
United States	$847,808	$1,144,213	$357,630	$443,635
Canada	3,274	19,301	7,730	9,734

Total	$851,082	$1,163,514	$365,360	$453,369

	Predecessor Company December 31, 2001	Reorganized Company December 31, 2002
Long-lived assets:
United States	$392,783	$322,693
Canada	14,397	--

Total	$407,180	$322,693

        Prior to emergence from chapter 11, Arch had determined that it had three reportable segments; one-way messaging operations, two-way messaging operations and international operations. Management made operating decisions and assessed individual performances based on these segments. One-way messaging operations consisted of the provision of paging and other one-way messaging services to Arch’s U.S. customers. Two-way messaging operations consisted of the provision of two-way messaging services to Arch’s U.S. customers. International operations consisted of the operations of the Canadian Subsidiaries, which were primarily acquired in conjunction with Arch’s acquisition of PageNet in November 2000.

        Each of these segments incurred, and were charged, direct costs associated with their separate operations. Common costs shared by one and two-way messaging operations were allocated based on the estimated utilization of resources using various factors that attempted to mirror the true economic cost of operating each segment.

        Arch did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. Prior to 2000, substantially all of the Company’s operations related to one-way messaging. The following table presents financial information related to Arch’s segments as of and for the years ended December 31, 2000 and 2001 and as of and for the five months ended May 31, 2002 (in thousands):

Year Ended December 31, 2000:	One-way Messaging Operations	Two-way Messaging Operations	International Operations	Consolidated
Revenues	$838,425	$9,383	$3,274	$851,082
Depreciation and amortization expense	488,048	9,459	3,324	500,831
Operating income (loss)	(216,591)	(25,709)	(2,837)	(245,137)
Total assets	1,981,156	265,137	63,316	2,309,609
Capital expenditures	111,047	28,115	1,123	140,285
Year Ended December 31, 2001:
Revenues	$1,042,767	$101,446	$19,301	$1,163,514
Depreciation and amortization expense	1,467,864	69,925	46,693	1,584,482
Operating income (loss)	(1,338,525)	(76,864)	(44,273)	(1,459,662)
Total assets	375,558	221,741	54,334	651,633
Capital expenditures	50,823	54,806	3,856	109,485
Five Months Ended May 31, 2002:
Revenues	$303,773	$53,857	$7,730	$365,360
Depreciation and amortization expense	42,231	36,418	4,071	82,720
Operating income (loss)	43,622	(26,150)	(3,229)	14,243
Capital expenditures	19,995	23,796	683	44,474

14.     Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2001 and 2002 is summarized below (in thousands, except per share amounts):

	Predecessor Company
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)
Year Ended December 31, 2001:
Revenues	$327,429	$303,399	$281,298	$251,388
Operating income (loss)	(157,546)	(1,142,604)	(13,027)	(146,485)
Income (loss) before cumulative effect of change in accounting principle	(179,227)	(1,101,808)	(92,732)	(188,542)
Cumulative effect of change in accounting principle	(6,794)	--	--	--
Net income (loss)	(186,021)	(1,101,808)	(92,732)	(188,542)
Basic/diluted net income (loss) per common share:
Income (loss) before cumulative effect of
change in accounting principle	(1.08)	(6.08)	(0.52)	(1.05)
Cumulative effect of change in accounting principle	(0.04)	--	--	--
Net income (loss)	(1.12)	(6.08)	(0.52)	(1.05)
F-27
	Predecessor Company		Reorganized Company
	First Quarter	Two Months Ended May 31 (3)	One Month Ended June 30	Third Quarter	Fourth Quarter
Year Ended December 31, 2002:
Revenues	$233,545	$131,815	$68,967	$202,157	$182,245
Operating income (loss)	13,287	956	3,511	16,925	4,890
Net income (loss)	4,546	1,654,376	347	8,826	(8,346)
Basic/diluted net income (loss) per common share	0.02	9.07	(0.02)	0.44	(0.42)

(1)	Arch recorded an impairment charge of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the statement of operations, and reduced the carrying value of certain one-way messaging equipment, computer equipment and intangible assets (see Note 5).

(2)	Arch recorded reorganization costs of $153.7 million in the fourth quarter of 2001, associated with its chapter 11 bankruptcy filing (see Note 3).

(3)	Upon emergence from bankruptcy, Arch recorded a gain of $1.6 billion from the discharge and termination of debt, a gain of $47.9 million due to fresh start accounting adjustments and recognized $16.3 million of reorganization expenses during the two months ended May 31, 2002 (see Note 3).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Arch Wireless, Inc.:

        Our audit of the consolidated financial statements of Arch Wireless, Inc. and its subsidiaries (Predecessor Company) referred to in our report dated March 5, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the five months ended May 31, 2002 listed in Item 15a(2) of this Form 10-K. In our opinion, the financial statement schedule for the five months ended May 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Arch Wireless, Inc. for the two years ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 7, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 5, 2003

S-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Arch Wireless, Inc.:

        Our audit of the consolidated financial statements of Arch Wireless, Inc. and its subsidiaries (Reorganized Company) referred to in our report dated March 5, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the seven months ended December 31, 2002 listed in Item 15a(2) of this Form 10-K. In our opinion, the financial statement schedule for the seven months ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 5, 2003

S-2

The Report of Independent Public Accountants below is a copy of a report previously issued by Arthur Andersen LLP, which has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Wireless, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Arch Wireless, Inc. included in this Form 10-K and have issued our report thereon dated March 7, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

          /s/ Arthur Andersen LLP

Boston, Massachusetts
March 7, 2002

S-3

SCHEDULE II

ARCH WIRELESS, INC
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 2001 and 2002
(in thousands)

Reserve for Doubtful Accounts	Balance at Beginning of Period	Charged to Operations	Other Additions to Allowance(1)	Write-Offs	Balance at End of Period
Year ended December 31, 2000	$16,473	$33,015	$43,655	$(30,225)	$62,918

Year ended December 31, 2001	$62,918	$56,913	$--	$(77,844)	$41,987

Five Months ended May 31, 2002	$41,987	$34,355	$--	$(39,355)	$36,987

Seven Months ended December 31, 2002	$36,987	$35,048	$--	$(49,543)	$22,492

(1) Additions arising through acquisitions of messaging companies

Accrued Restructuring Charge	Balance at Beginning of Period	Charged to Expense	Other Additions	Deductions	Balance at End of Period

Year ended December 31, 2000	$17,111	$5,425	$76,000	$(38,112)	$60,424

Year ended December 31, 2001	$60,424	$23,922	$--	$(66,850)	$17,496

Five Months ended May 31, 2002	$17,496	$--	$--	$(17,496)	$--

Seven Months ended December 31, 2002	$--	$--	$--	$--	$--

S-4 EXHIBIT INDEX

2.1	Debtor's Final Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated March 8, 2002. (1)
3.1	Restated Certificate of Incorporation. (2)
3.2	By-laws, as amended. (2)
4.1	Indenture, dated May 29, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc. (3)
4.2	Indenture, dated May 29, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (4)
4.3*	Supplemental Indenture, dated August 14, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc.
4.4*	Supplemental Indenture, dated August 14, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc.
4.5*	Supplemental Indenture, dated March 6, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc.
4.6*	Supplemental Indenture, dated March 6, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc.
+10.1	2002 Stock Incentive Plan. (2)
10.2	Registration Rights Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc. and the parties listed therein. (2)
+10.3	First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and C. Edward Baker, Jr. (2)
+10.4	First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and Lyndon R. Daniels. (2)
+10.5	First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and J. Roy Pottle. (2)
+10.6*	Arch Wireless Holdings, Inc. Severance Benefits Plan
+10.7*	Arch Wireless Holdings, Inc. Retention Plan
10.8*	Form of Indemnification Plan by and between Arch Wireless, Inc., Arch Wireless Communications, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc. and Arch Wireless Operating Company, Inc. and their officers and directors.
21.1*	Subsidiaries of the Registrant.
99.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 28, 2003.

99.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 28, 2003.

*	Filed herewith.
+	Identifies exhibits constituting a management contract or compensation plan.
(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated March 11, 2002 and filed on March 12, 2002.
(2)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 15, 2002 and filed on May 30, 2002.
(3)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28581).
(4)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28580).