Form 10-K/A
period 2002-12-31
ARCH WIRELESS INC
filed 2003-04-30
CIK 915390

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                 ---------------

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [X]
For the Fiscal Year Ended DECEMBER 31, 2002
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________ to_________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 was approximately $12,911,461.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

The number of shares of Registrant's common stock outstanding on March 27, 2003 was 18,712,944.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 that was originally filed with the Securities and Exchange Commission on March 28, 2003 is being filed to provide the information required by Items 10, 11, 12 and 13 of Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Currently, our board of directors is comprised of nine directors. Our directors are elected annually by the stockholders and hold office until the next annual meeting and until successors are elected and qualified or until death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled until the next annual meeting of stockholders by a majority of directors then in office

         Set forth below are the names of each member of our board of directors, their ages, the year in which each first became one of our directors, their principal occupations and employment during the past five years and the names of other public companies of which they serve as a director.

NAME AND PERIOD OF SERVICE AS A                             POSITIONS WITH ARCH, PRINCIPAL OCCUPATIONS AND
         DIRECTOR                         AGE             EMPLOYMENT OVER PAST FIVE YEARS, AND DIRECTORSHIPS
-------------------------------           ---        ------------------------------------------------------------
C. Edward Baker, Jr.                      52         Chief executive officer of Arch since 1988 and chairman of
Director since 1986                                  the board of Arch since 1989.

William C. Bousquette                     66         Senior vice president and chief financial officer of Texaco,
Director since 2002                                  Inc. from January 1995 until retiring in December 1996;
                                                     director of InterTAN, Inc. and Gadzooks, Inc.

James V. Continenza                       40         President and chief executive officer since September 2002 of
Director since 2002                                  Teligent, Inc., a provider of fixed-wireless broadband
                                                     services that filed for bankruptcy protection in May 2001, chief operating officer of Teligent, Inc. from May 2001 to
                                                     September 2002 and its senior vice president of strategic
                                                     operations from September 2000 to May 2001; president and
                                                     chief executive officer of Lucent Technologies Product
                                                     Finance, which was a division of The CIT Group, Inc., a
                                                     financial services company, from April 1999 to September
                                                     2000; senior vice president--worldwide sales and marketing of Lucent Technologies Product Finance from September 1997 to April 1999; director of Teligent, Inc.

Eric Gold                                 40         Senior vice president of CRT Capital Group LLC, a securities
Director since 2002                                  research and brokerage firm, since March 2003;
                                                     telecommunications analyst at Dresdner Kleinwort
                                                     Wasserstein, the investment bank of Dresdner Bank AG, from
                                                     May 1997 to March 2003.

Carroll D. McHenry                        60         Chairman of the board, president, chief executive officer of
Director since 2002                                  Heartland Wireless Communications, Inc., a wireless cable
                                                     television company that filed for bankruptcy protection in
                                                     December 1998, and Heartland's successor company, Nucentrix
                                                     Broadband Networks, Inc., since April 1997.

Matthew Oristano                          46         President and chief executive officer of Alda Inc., an
Director since 2002                                  investment management company, since 1995; chairman of the board and chief executive officer of People's Choice TV
                                                     Corp., a wireless communications company, from April 1993 to
                                                     September 1999.

William E. Redmond, Jr.                   43         President and chief executive officer from December 1996 to
Director since 2002                                  February 2003 and chairman of the board since 1999 of
                                                     Gardenway, Inc., a manufacturer of outdoor garden and power equipment that filed for bankruptcy protection in July 2001 in order to facilitate a sale of substantially all of its
                                                     assets in August 2001; director of Tokheim Corporation since
                                                     November 2000 and chairman of the oversight committee of the board of Tokheim since November 2002; director of WKI
                                                     Holding Company, Inc., which operates principally through
                                                     its subsidiary World Kitchen, Inc., since January 2003.

Samme L. Thompson                         57         President of Telit Associates, Inc., a financial and
Director since 2002                                  strategic advisory firm, since April 2002; senior vice
                                                     president of Motorola Corporation from July 1999 until April
                                                     2002; chief financial officer of NetCom Solutions
                                                     International, Inc., a provider of network and logistics
                                                     integration services, from April 1998 to June 1999;
                                                     president of Telit Associates, Inc. from 1994 to 1999;
                                                     director of Conseco, Inc.

Carroll R. Wetzel, Jr.                    59         Vice chairman of Arch since May 2002; chairman of the board
Director since 2002                                  of Safety Components International, Inc., a supplier of
                                                     automotive airbag fabric and cushions and technical fabrics, since October 2000; managing director of Chemical Bank/Chase
                                                     Manhattan from 1988 until retiring in 1996; has agreed to
                                                     become a director of Laidlaw Inc. upon its emergence from
                                                     bankruptcy protection.

         All of our current directors, other than Mr. Baker, were appointed by our secured lenders as part of our reorganization proceedings under chapter 11 of the bankruptcy code.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

C. Edward Baker, Jr.                      52         Chief executive officer of Arch since 1988 and chairman of the board of Arch since 1989.

Lyndon R. Daniels                         50         President and chief operating officer of Arch since January
                                                     1998; president and chief executive officer of Pacific Bell
                                                     Mobile Services, a subsidiary of SBC Communications Inc.,
                                                     from November 1993 to December 1997.

J. Roy Pottle                             44         Executive vice president and chief financial officer of Arch since February 1998; vice president and treasurer of Jones
                                                     Intercable, Inc., a cable television operator, from October
                                                     1994 to February 1998.

Paul H. Kuzia                             60         Executive vice president, technology and regulatory affairs of Arch since September 1996; vice president, engineering and regulatory affairs of Arch from 1988 to September 1996.

Patricia A. Gray                          48         Senior vice president, general counsel and secretary of Arch since May 2000; vice president, general counsel and secretary of Arch from January 2000 to May 2000; vice president and
                                                     general counsel of Arch from June 1999 to January 2000; prior to June 1999, vice president, general counsel and secretary of MobileMedia Corporation, which filed for bankruptcy
                                                     protection in January 1997.

         The foregoing individuals were our executive officers at the time that our Chapter 11 bankruptcy proceedings commenced on December 6, 2001.

         Our executive officers are elected by the board of directors and hold office until their successors are elected or until their earlier death, resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. We believe that during 2002 our reporting persons complied with all section 16(a) filing requirements, except that Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray each filed a late Form 4 to report their deemed acquisition of common stock on November 5, 2002. These shares were actually issued on April 8, 2003 but were deemed issued on November 5, 2002 because all conditions to their issuance had been satisfied on that date.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The annual and long-term compensation of our chief executive officer and other executive officers named below was as follows for the years ended December 31, 2000, 2001 and 2002:

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                        ANNUAL COMPENSATION            ---------------------
                                                ------------------------------------                OPTIONS
                                                                            OTHER                      TO
                                                                           ANNUAL      RESTRICT-    PURCHASE     ALL OTHER
                                                                           COMPEN-     ED STOCK      COMMON       COMPEN-
NAME AND PRINCIPAL POSITION                                  BONUS ($)    SATION ($)    AWARDS       STOCK        SATION
        DURING 2002                   YEAR      SALARY ($)      (1)          (2)        (#)(3)       (#)(4)       ($)(5)
        -----------                   ----      ----------   ---------    ----------   ---------    --------     ---------
C. Edward Baker, Jr................   2002       $607,200   $1,023,000      $4,584      249,663           --     $427,766
   Chairman and chief                 2001        601,431      230,000       3,400           --           --           --
   executive officer                  2000        532,200      371,250       4,990           --      951,000           --
Lyndon R. Daniels..................   2002        379,000      527,400       3,666      146,445           --           --
   President and chief                2001        383,277      160,000       3,400           --           --           --
   operating officer                  2000        348,200      224,130       3,500           --      607,000           --
J. Roy Pottle......................   2002        312,200      452,500       2,200      118,215           --           --
   Executive vice president           2001        309,892      130,000       2,100           --           --           --
   and chief financial officer        2000        282,200      166,290       3,191           --      452,000           --
Paul H Kuzia.......................   2002        236,000      215,000       3,666       73,223           --           --
   Executive vice president,          2001        234,461       80,000       3,400           --           --           --
   technology and regulatory          2000        216,000      121,485       3,509           --      322,300           --
   affairs
Patricia A. Gray...................   2002        229,000      189,200       4,125       29,113           --           --
   Senior vice president,             2001        227,461       60,000       3,037           --           --           --
   general counsel and                2000        206,773      100,620       1,516           --      232,500           --
   secretary

-------------------
(1) Represents bonus paid in such fiscal year with respect to prior year. Information for bonus compensation paid in 2002 includes retention bonuses paid to Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray pursuant to our retention plan in the amounts of $363,000, $300,000, $300,000, $100,000 and $100,000, respectively. See "--Retention Plan" below. Information for bonus compensation paid in 2002 to Mr. Baker also includes $210,000 reimbursed during 2002 for the payment of taxes in connection with the cancellation of $427,766 of indebtedness owed by Mr. Baker to us in connection with our chapter 11 reorganization. See "--Executive Employment Agreements and Loans" below.

(2) Represents matching contributions paid under our 401(k) plan, except as otherwise indicated.

(3) Represents shares of restricted stock issued upon the effective date of our plan of reorganization. See "--2002 Stock Incentive Plan" below.

(4) No stock appreciation rights were granted to any of the named executive officers during 2000, 2001 or 2002.

(5) Represents indebtedness owed to us by Mr. Baker that was cancelled in connection with our chapter 11 reorganization. See "--Executive Employment Agreements and Loans" below.

EXECUTIVE EMPLOYMENT AGREEMENTS AND LOANS

         We are a party to executive employment agreements with each of Messrs. Baker, Daniels and Pottle. Each of the executive employment agreements has a term of three years expiring on May 29, 2005 and will automatically renew from year to year thereafter unless terminated by either party at least 90 days prior to any renewal date. Under these agreements, Messrs. Baker, Daniels and Pottle are entitled to receive annual base salaries of $600,000, $379,000 and $305,000, respectively, subject to review and adjustment after 2002 by the board of directors, and other bonuses and benefits.

         In the event that the employment of an executive is terminated by us prior to a change in control other than for cause, disability or death, or by the executive for good reason, the executive will be entitled to receive:

         - a lump sum cash payment equal to the executive's annual base salary in effect at the time of the termination;

         - a lump sum cash payment of a pro rata portion of the annual bonus for which the executive would have been eligible for the fiscal year in which the executive's employment is terminated;

         - for a period of nine months from the first anniversary of the date of termination, continuation payments equal to the amount by which the executive's monthly base salary immediately prior to his termination exceeds the executive's new monthly base salary; and

         - for the period during which cash benefits are available, continuation of family medical benefits similar to those received prior to termination, unless the executive becomes entitled to receive substantially equivalent benefits from another employer.

         In the event that the employment of an executive is terminated by us following a change in control but prior to January 1, 2004 without cause or by the executive for good reason, the executive will be entitled to receive:

         - a lump sum cash payment equal to 21 months of the executive's monthly base salary at the highest monthly rate paid during the term of the agreement;

         - a lump sum cash payment of a pro rata portion of the annual bonus for which the executive would have been eligible for the fiscal year in which the executive's employment is terminated; and

         - for a period of 21 months from the date of termination, employee benefits, including family benefits, similar to those received prior to termination, unless the executive becomes entitled to receive substantially equivalent benefits from another employer.

         In the event an executive resigns without good reason, he will be entitled to receive a lump sum cash payment equal to the amount of unpaid base salary, deferred compensation and accrued vacation pay through the termination date.

         Good reason is defined to include, among other things, a material reduction in employment position or responsibilities, the inability of the executive to perform his duties as a result of disability, the relocation of the executive more than 50 miles from his regular place of business or, in the case of Mr. Baker, ceasing to be our chief executive officer or a member of our board of directors. Following termination of employment without good reason or for cause, each executive has agreed not to compete with us or solicit our employees or business for one year.

         All restricted stock and options, if any, held by the executive will become immediately exercisable or vested in full upon a change of control, as defined in the agreement. Additionally, if the executive would receive benefits upon a change of control that would be qualified as "excess parachute payments" under the "golden parachute provision" of the Internal Revenue Code, payments that we are required to pay to the executive will be reduced if such a reduction would result in a larger after tax benefit to the executive.

         Prior to our chapter 11 reorganization and before the enactment of the Sarbanes-Oxley Act, we had made a loan to Mr. Baker bearing interest at 4.99% annually. Upon the effective date of our plan of reorganization on May 29, 2002, the unpaid amount of this indebtedness, approximately $428,000, was cancelled.

RETENTION PLAN

         We adopted a retention plan to assist in retaining the services of key employees and in focusing key employees on our chapter 11 reorganization efforts. Retention bonuses are being paid to Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray in the amounts of $726,000, $600,000, $600,000, $200,000 and
$200,000, respectively.

         Each retention bonus is payable in three installments if the eligible employee is employed on the date each installment is due; provided that if any eligible employee's employment is terminated by us other than for cause, disability or death, each as defined in the retention plan, then all unpaid installments of the retention bonus payments will be immediately due and payable to the employee as of his or her termination of employment. Similarly, if a change in control, as defined in the retention plan, occurs prior to the payment of the final installment then all unpaid installments will be immediately due and payable to all eligible employees. If we are liquidated or commence a plan of liquidation prior to a change in control, then all installments not yet payable shall be forfeited.

         The first and second installments of 25% each of the retention bonus were paid on May 29, 2002, the effective date of our plan of reorganization. The third installment of 50% of each retention bonus will be paid on June 30, 2003.

SEVERANCE PLAN

         We have a severance plan that provides severance benefits to our employees, including the named executive officers other than Messrs. Baker, Daniels and Pottle. Severance benefits will be paid if the executive officer is terminated by us, without cause.

         If eligible for benefits, the terminated executive officer will receive a lump sum payment of his or her base salary for a period of six months plus an additional two weeks for each year of service, as defined in the severance plan, up to a maximum of 12 months total base salary plus any pro rata portion of any targeted bonus that the executive officer was eligible to receive. Each terminated executive officer eligible for severance payments shall also be eligible for continued participation in our sponsored employee health programs in effect, if any, during the period which is used to calculate severance payments if the executive officer continues the same payments for such benefits as made immediately prior to employment termination and as adjusted after that time for our active employees. Participation in the health programs will cease, except to the extent required by law, whenever other comparable benefits are available to the terminated executive officer.

2002 STOCK INCENTIVE PLAN

         Our only equity compensation plan is our 2002 Stock Incentive Plan, which was established in connection with our emergence from bankruptcy in May 2002. Under the 2002 plan, restricted stock awards, stock options and other stock-based awards may be granted to our employees, officers, directors, consultants and advisors.

         The 2002 plan is administered by the board of directors. The board is authorized to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2002 plan and to interpret the provisions of the 2002 plan. The board may amend, suspend or terminate the 2002 plan at any time. The board has delegated to the compensation committee authority to administer certain aspects of the 2002 plan.

         The board of directors or the compensation committee selects the recipients of awards under the 2002 plan and determines (1) the number of shares of common stock covered by awards under the plan, (2) the dates upon which awards vest or become exercisable, (3) the issue price of restricted stock awards, which may be less than the fair market value of the common stock on the date of grant, (4) the exercise price of stock options, which may not be less than the fair market value of our common stock on the date of grant in the case of incentive stock options, and (5) the duration of the options, which may not exceed 10 years.

         The 2002 plan permits the following forms of payment of the exercise price of stock options, some of which are in our discretion: (1) payment by cash, check or in connection with a "cashless exercise" through a broker, (2) surrender to us of shares of common stock, (3) delivery to us of a promissory note, (4) any other lawful means or (5) any combination of these forms of payment.

         If any option granted under the 2002 plan expires or is terminated, surrendered, canceled or forfeited, the unused shares of common stock covered by such option will again be available for grant under the 2002 plan. No awards may be granted under the 2002 plan after May 29, 2012, but awards previously granted may extend beyond that date.

         The 2002 plan provided that all 950,000 shares of common stock initially available under the plan would be issued as restricted stock to certain members of our senior management in connection with our emergence from bankruptcy. Upon the effective date of our plan of reorganization, we issued a total of 882,200 shares of common stock for $.001 per share to ten members of our senior management, including 249,663 shares to Mr. Baker, 146,445 shares to Mr. Daniels, 118,215 shares to Mr. Pottle, 73,223 shares to Mr. Kuzia and 29,113 shares to Ms. Gray. Subject to continued employment on the applicable vesting dates, these shares will vest 35.222% on the first anniversary of the effective date (May 29, 2003), 35.222% on the second anniversary of the effective date (May 29, 2004) and 29.556% on the third anniversary of the effective date (May 29, 2005). On April 8, 2003, an additional 17,800 shares were issued for $.001 per share to members of our senior management when it was determined that the general unsecured claims, excluding secured creditor deficiency claims, of our intermediate holding company, Arch Wireless Holdings, Inc., would not exceed $120 million. These shares, of which 5,037 were issued to Mr. Baker, 2,955 were issued to Mr. Daniels, 2,385 were issued to Mr. Pottle, 1,477 were issued to Mr. Kuzia and 587 were issued to Ms. Gray, vest in the same manner as the initial 882,200 shares. In addition, if and as general unsecured claims of our intermediate holding company are reduced below $120 million, we will issue up to 50,000 additional shares at a rate of approximately 10,000 shares for every $10 million of claims reduced below $120 million, vesting on the third anniversary of the effective date (May 29, 2005). To the extent these additional 50,000 shares are issued, they will be issued for $.001 per share to our senior management, including our executive officers named above.

         All shares issued to Messrs. Baker, Daniels and Pottle will immediately vest if:

         -     a change in control occurs while the executive is employed by us;

         - the employment of the executive is terminated without cause following the announcement of a change in control;

         - the employment of the executive is terminated within 90 days prior to a change in control or the announcement of a change in control; or

         - the employment of the executive is terminated more than 90 days prior to a change in control or the announcement of a change in control and the executive can reasonably demonstrate that such termination was in connection with or anticipation of the change in control.

         As of December 31, 2002, no securities remained available for future issuance under the 2002 plan except as described above.

CANCELLED RESTRICTED STOCK GRANTS AND STOCK OPTIONS

         In March 2001, 27 key executives, including the named executive officers, were granted the right to receive a total of up to 12,400,000 shares of our old common stock without payment of cash consideration based on the achievement of company-wide performance criteria relating to advanced wireless messaging net revenue, average revenue per advanced messaging unit and growth in the number of advanced messaging units in service in 2001 and 2002. These stock rights were cancelled on May 29, 2002 pursuant to our plan of reorganization.

         During 2001 and 2002, no options to purchase shares of our common stock were granted to, or exercised by, our named executive officers. All outstanding stock options were cancelled on May 29, 2002 pursuant to our plan of reorganization.

INDEMNIFICATION AGREEMENTS

         In early 2003, we entered into indemnification agreements with 18 persons, including each current director and executive officer, requiring us to indemnify such persons to the fullest extent permitted by the Delaware corporation statute.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of our compensation committee are James V. Continenza, Eric Gold, Carroll D. McHenry and William E. Redmond, Jr.

         C. Edward Baker, Jr., our chairman and chief executive officer, makes recommendations and participates in discussions regarding executive compensation, but he does not participate directly in discussions regarding his own compensation. None of our current executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity, any of whose executive officers has served as one of our directors or as a member of our compensation committee.

DIRECTOR COMPENSATION

    FEES AND EXPENSES

         We pay our vice chairman of the board an annual fee of $90,000 and our other non-employee directors an annual fee of $25,000. We pay the chairman of the audit committee an additional annual fee of $15,000 and the chairman of the compensation committee an additional annual fee of $7,500 in light of their additional duties. We pay each non-employee director $2,000 for attendance and participation at each meeting of the board of directors at which corporate action is considered or taken. Each board committee chair is paid $2,000 and each board committee member is paid $1,000 for attendance and participation at each board committee meeting. We also reimburse all directors for customary and reasonable expenses incurred in attending board and board committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

         The following table sets forth certain information about the beneficial ownership of our common stock as of April 16, 2003 by:

         - each person known by us to own beneficially more than 5% of the voting power of our outstanding common stock;

         -     each of our current directors;

         - our chief executive officer and the other named executive officers; and

         -     all of our current directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based upon voting or investment power over the securities.

         Unless otherwise indicated, each person or entity listed in the table has sole voting power and investment power, or shares such power with his spouse, with respect to all shares of capital stock listed as owned by such person or entity. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

                                                                     SHARES
                                                                  OUTSTANDING
                      NAME                                      AT APRIL 16, 2003    PERCENTAGE (1)
                      ----                                      -----------------    --------------
C. Edward Baker, Jr................................                  254,700               1.4%
Lyndon R. Daniels..................................                  147,400                 *
J. Roy Pottle......................................                  120,600                 *
Paul H. Kuzia......................................                   74,700                 *
Patricia A. Gray...................................                   29,700                 *
William C. Bousquette..............................                        -                 *
James V. Continenza................................                        -                 *
Eric Gold..........................................                        -                 *
Carroll D. McHenry.................................                        -                 *
Matthew Oristano (2)...............................                    4,979                 *
William E. Redmond, Jr.............................                        -                 *
Samme L. Thompson..................................                        -                 *
Carroll R. Wetzel, Jr..............................                        -                 *
David C. Abrams (4)................................                1,345,969               7.2%
Contrarian Capital Management L.L.C.(5)............                1,665,263               8.9%
Franklin Resources, Inc. (6).......................                1,988,443              10.6%
Hawkeye Capital Management LLC (3).................                1,004,999               5.4%
Putnam, LLC(7).....................................                1,065,624               5.7%
All current directors and executive officers as a group
    (13 persons)...................................                  634,079               3.4%

-------------------
*  Less than 1%

(1) Our plan of reorganization provides that 20,000,000 shares of our common stock will be issued to our former secured and unsecured creditors and senior management. However, the number of shares of common stock to be distributed to each former creditor, and the actual distribution of the shares, is contingent upon the resolution of the individual claims of our former creditors. The percentage listed in the table above is based on the 18,730,944 shares of our common stock that have been distributed to former secured and unsecured creditors and senior management as of April 16, 2003.

(2) The shares listed are owned by the Oristano Foundation, a charitable trust the trustees of which are members of the Oristano family, and by Alda Limited Partnership, the general partner of which is a corporation controlled by Mr. Oristano.

(3) Based on a Schedule 13D, dated March 21, 2003, filed with the Securities and Exchange Commission. The Schedule 13D was filed on behalf of Richard A. Rubin, Hawkeye Capital Management LLC and Hawkeye Capital LP. Mr. Rubin is the managing member of Hawkeye Capital Management LLC, which is the general partner of Hawkeye Capital LP, a pooled investment vehicle. The shares are reported to be beneficially owned by all three of the reporting persons, but it is reported that Mr. Rubin has sole voting power and sole disposition power over the shares.

(4) Based on a Schedule 13D, dated April 4, 2003, filed with the Securities and Exchange Commission. The Schedule 13D was filed on behalf of David C. Abrams and Abrams Capital, LLC. Abrams Capital, LLC is reported to be the beneficial owner of 1,273,484 of the shares, which includes shares beneficially owned by private investment partnerships of which Abrams Capital, LLC is the general partner. David C. Abrams is reported to be the beneficial owner of 1,345,969 shares, which includes shares beneficially owned by private investment partnerships and a private investment corporation that may be deemed to be controlled by Mr. Abrams, who is the managing member of the sole general partner of such partnerships and the managing member of the investment adviser to the private investment corporation.

(5) Based on a Schedule 13G/A, dated February 14, 2003, filed with the Securities and Exchange Commission.

(6) Based on a Schedule 13G/A, dated March 17, 2003, filed with the Securities and Exchange Commission. The Schedule 13G/A was filed on behalf of Franklin Resources, Inc., the parent holding company, Charles B. Johnson, the principal stockholder of the parent holding company; Rupert H. Johnson, the principal stockholder of the parent holding company; and Franklin Advisors, Inc., investment adviser, all of which disclaim beneficial ownership of the shares. The shares are reported to be beneficially owned by one or more open or close-ended investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc.

(7) Based on a Schedule 13G, dated February 14, 2003, filed with the Securities and Exchange Commission. The Schedule 13G was filed on behalf of Putnam, LLC, its parent holding company, Marsh & McLennan Companies, Inc., and its investment advisors and subsidiaries, Putnam Investment Management, LLC, which is the investment advisor to the Putnam family of mutual funds, and The Putnam Advisory Company, LLC, which is the investment advisor to Putnam's institutional clients, each of which disclaim beneficial ownership of the shares. Both Putnam Investment Management, LLC and The Putnam Advisory Company, LLC are reported to have disposition powers over the shares as investment managers, but each of the trustees of the Putnam family of mutual funds have voting power over the shares held by each fund, and The Putnam Advisory Company, LLC has shared voting power over the shares held by institutional clients.

         The address of each person or entity listed in the table is: c/o Arch Wireless, Inc., 1800 West Park Drive, Westborough, Massachusetts 01581, except for David C. Abrams, which is 222 Berkeley Street, 22nd Floor, Boston, Massachusetts 02116, Contrarian Capital Management, L.L.C., which is 411 West Putnam Avenue, Suite 225, Greenwich, Connecticut 06830, Putnam, LLC, which is One Post Office Square, Boston, Massachusetts 02109, Franklin Resources, Inc., which is One Franklin Parkway, San Mateo, California 94403 and Hawkeye Capital Management LLC, which is 200 West 57th Street, New York, New York 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         None.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ARCH WIRELESS, INC.

                                                By:  /s/ J. ROY POTTLE
                                                    ----------------------
                                                    J. Roy Pottle
                                                    Executive Vice President
                                                    and Chief Financial Officer

Dated: April 30, 2003

                                 CERTIFICATIONS

I, C. Edward Baker, certify that:

    1. I have reviewed this amendment no. 1 to the annual report on Form 10-K/A of Arch Wireless, Inc.; and

    2. Based on my knowledge, this amendment no. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to the annual report.

DATED: April 30, 2003                        /s/ C. EDWARD BAKER
                                            --------------------------
                                            C. Edward Baker
                                            Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, J. Roy Pottle, certify that:

    1. I have reviewed this amendment no. 1 to the annual report on Form 10-K/A of Arch Wireless, Inc.; and

    2. Based on my knowledge, this amendment no. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to the annual report.

DATED: April 30, 2003                        /s/ J. ROY POTTLE
                                            --------------------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer