Form 10-Q
period 2003-03-31
ARCH WIRELESS INC
filed 2003-05-13
CIK 915390

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)

[X] [ ]	Quarterly Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934
  For the quarterly period ended March 31, 2003
                                             or
 Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934
For the transition period from
______________ to _____________ Commission File Number 001-14248

Arch Wireless, Inc. (Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	31-1358569 (I.R.S. Employer Identification No.)
1800 West Park Drive, Suite 250 Westborough, Massachusetts (address of principal executive offices)	01581 (Zip Code)

(508) 870-6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,731,118 shares of the Company’s Common Stock ($0.001 par value per share) were outstanding as of May 08, 2003.

ARCH WIRELESS, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Condensed Financial Statements:
	Unaudited Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	4
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
	Unaudited Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	24 24 24 24 24 24

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

ARCH WIRELESS, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$60,442	$37,187
Accounts receivable, net	37,269	45,308
Deposits	4,647	4,880
Prepaid rent	3,243	9,857
Prepaid expenses and other	15,641	17,999

Total current assets	121,242	115,231

Property and equipment	389,747	391,060
Less accumulated depreciation and amortization	(113,453)	(87,278)

Property and equipment, net	276,294	303,782

Assets held for sale	1,245	3,311
Intangible and other assets, net	10,148	15,600

	$408,929	$437,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$38,260	$55,000
Accounts payable	5,929	8,412
Accrued compensation and benefits	13,229	20,948
Accrued network costs	9,340	10,052
Accrued property and sales taxes	11,149	12,672
Accrued interest	3,194	1,446
Accrued other	11,854	12,324
Customer deposits and deferred revenue	34,363	35,704

Total current liabilities	127,318	156,558

Long-term debt, less current maturities	155,352	162,185

Other long-term liabilities	1,347	788

Stockholders' equity:
Common stock	20	20
Additional paid-in capital	121,456	121,456
Deferred stock compensation	(3,882)	(4,330)
Retained earnings	7,318	1,247

Total stockholders' equity	124,912	118,393

	$408,929	$437,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except share and per share amounts)

	Reorganized Company Three Months Ended March 31, 2003	Predecessor Company Three Months Ended March 31, 2002
Revenues	$164,753	$233,545
Operating expenses:
Cost of products sold (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	1,658	5,410
Service, rental, and maintenance (exclusive of
depreciation, amortization and stock based and other
compensation shown separately below)	50,135	67,610
Selling (exclusive of stock based and other compensation
shown separately below)	12,494	22,179
General and administrative (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	49,092	76,128
Depreciation and amortization	33,223	48,931
Stock based and other compensation	2,195	--

Total operating expenses	148,797	220,258

Operating income (loss)	15,956	13,287
Interest expense, net	(5,646)	(1,274)
Other income (expense)	10	(1,244)

Income (loss) before reorganization items, net	10,320	10,769
Reorganization items, net	--	(6,223)

Income (loss) before provision for income taxes	10,320	4,546
Provision for income taxes	(4,249)	--

Net income (loss)	$6,071	$4,546

Basic/diluted net income (loss) per common share	$0.30	$0.02

Basic/diluted weighted average number of common shares
outstanding	20,000,000	182,434,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Reorganized Company Three Months Ended March 31, 2003	Predecessor Company Three Months Ended March 31, 2002
Cash flows from operating activities:
Net income (loss)	$6,071	$4,546
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	33,223	48,931
Accretion of long-term debt	3,167	--
Deferred stock compensation	448	--
Income tax provision	4,249	--
Losses (gains) on disposals of property and equipment	49	(772)
Provisions for doubtful accounts and service
adjustments	8,685	23,984
Changes in assets and liabilities:
Accounts receivable	(705)	(4,841)
Prepaid expenses and other	9,205	(5,820)
Accounts payable and accrued expenses	(11,883)	(1,882)
Customer deposits and deferred revenue	(1,341)	(2,901)
Other long-term liabilities	39	980

Net cash provided by operating activities	$51,207	$62,225

Cash flows from investing activities:
Additions to property and equipment	(3,416)	(23,460)
Additions to intangible and other assets	--	(1)
Proceeds from disposals of property and equipment	2,145	--
Receipts from note receivable	59	--

Net cash used for investing activities	(1,212)	(23,461)

Cash flows from financing activities:
Repayment of long-term debt	(26,740)	(44,478)

Net cash used for financing activities	(26,740)	(44,478)

Effect of exchange rate changes on cash	--	(53)

Net increase (decrease) in cash and cash equivalents	23,255	(5,767)
Cash and cash equivalents, beginning of period	37,187	72,200

Cash and cash equivalents, end of period	$60,442	$66,433

Supplemental disclosures:
Interest paid	$919	$1,348
Asset retirement obligation	$1,244	$--
Reorganization expenses paid	$--	$4,317

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

    (a)        Preparation of Interim Financial Statements – The consolidated financial statements of Arch Wireless, Inc. (“Arch” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 2002, has been prepared without audit. The consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

    (b)        Bankruptcy-Related Financial Reporting – The consolidated financial statements of Arch, prior to its emergence from chapter 11 on May 29, 2002, (the “Predecessor Company”), have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Arch has prepared the consolidated financial statements on a going-concern basis of accounting. This basis of accounting contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Upon emergence from chapter 11, Arch (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

    (c)        Risks and Other Important Factors – Based on current and anticipated levels of operations, Arch’s management anticipates that net cash provided by operating activities, together with cash on hand, will be adequate to meet its anticipated cash requirements for the next twelve months.

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

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services. If the rate of decline of messaging units in service exceeds Arch’s expectations, its revenues will be negatively impacted, and such impact could be material. Arch’s network rationalization program may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Arch’s debt repayment levels are based in part on past expectations as to future revenues. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, or may cause it not to meet the debt repayment schedules or the various financial covenants contained in its debt instruments. Failure to make required debt payments or comply with financial covenants would enable creditors to accelerate the maturity dates of Arch’s debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities and could ultimately result in Arch having to file for bankruptcy protection.

    (d)        Reclassifications – Certain amounts from the prior year have been reclassified to conform to current year presentation.

    (e)        Long-lived Assets – Intangible and other assets were comprised of the following at March 31, 2003 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$6,557	$3,329	$3,228
Purchased Federal Communications Commission licenses	5 yrs	8,300	1,383	6,917
Other		3	--	3

		$14,860	$4,712	$10,148

        Aggregate amortization expense for intangible assets for the three months ended March 31, 2003 was $1,202,000. Estimated amortization expense for intangible assets for the remainder of 2003, and for fiscal years 2004 to 2007 is $2,363,000, $3,150,000, $2,281,000, $1,660,000 and $692,000, respectively.

        Intangible and other assets were comprised of the following at December 31, 2002 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$10,807	$2,542	$8,265
Purchased Federal Communications Commission licenses	5 yrs	8,300	968	7,332
Other		3	--	3

		$19,110	$3,510	$15,600

    (f)        Income Taxes – Arch accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

        SFAS No. 109 establishes guidelines for companies that qualify for fresh start accounting under SOP 90-7 and have a valuation allowance on their net deferred tax assets at the date of emergence from bankruptcy. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance that existed at the date of fresh start accounting be first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then credited to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. As a result, the release of valuation allowance for the three months ended March 31, 2003 has reduced the carrying value of intangible assets by $4.2 million, the amount of the income tax provision.

        The effective income tax rate differs from the statutory federal tax rate primarily due to the effect of state income taxes.

    (g)        Segment Reporting – In conjunction with its emergence from chapter 11 during the quarter ended June 30, 2002, Arch reassessed the segment disclosure requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Due to various operational changes which occurred before and during the bankruptcy proceedings, such as the elimination of dedicated sales and management resources for two-way messaging, Arch no longer believes that its one-way and two-way messaging operations meet the disclosure standards of separate operating segments as set forth in SFAS No. 131. In 2002 however, Arch believed it had two operating segments: domestic operations and international operations, but no reportable segments, as international operations were immaterial to the consolidated entity. As of December 2002, Arch no longer consolidated the results of two of its Canadian subsidiaries. Therefore Arch’s results currently relate solely to domestic operations and its minority interests in its Canadian subsidiaries. The disclosures below reflect the subsidiaries’ results for the 2002 period only (in thousands).

      Geographic Information

	Reorganized Company Three Months Ended March 31,2003	Predecessor Company Three Months Ended March 31,2002
Revenues:
United States	$164,753	$229,004
Canada	--	4,541

Total	$164,753	$233,545

	Reorganized Company March 31,2003	Predecessor Company March 31,2002
Long-lived assets:
United States	$287,687	$369,357
Canada	--	12,286

Total	$287,687	$381,643

        Prior to emergence from chapter 11, Arch had determined that it had three reportable segments; one-way messaging operations, two-way messaging operations and international operations. Management made operating decisions and assessed individual performances based on these segments. One-way messaging operations consisted of the provision of paging and other one-way messaging services to Arch’s U.S. customers. Two-way messaging operations consisted of the provision of two-way messaging services to Arch’s U.S. customers. International operations consisted of the operations of two of Arch’s Canadian subsidiaries.

        Each of these segments incurred, and were charged, direct costs associated with their separate operations. Common costs shared by one and two-way messaging operations were allocated based on the estimated utilization of resources using various factors that attempted to mirror the true economic cost of operating each segment.

        The following table presents financial information related to Arch’s segments as of and for the three months ended March 31, 2002 (in thousands):

	One-way Messaging Operations	Two-way Messaging Operations	International Operations	Consolidated
Revenues	$196,277	$32,727	$4,541	$233,545
Depreciation and amortization expense	25,307	21,349	2,275	48,931
Operating income (loss)	30,402	(14,823)	(2,292)	13,287
Total assets	335,700	220,180	51,101	606,981
Capital expenditures	11,825	11,444	192	23,461

    (h)        Recent and Pending Accounting Pronouncements – In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and the initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim periods ending after December 15, 2002. Arch adopted FIN No. 45 on January 1, 2003.

        In February 2003, as permitted under Delaware law, Arch entered into indemnification agreements with 18 persons, including each of its directors and executive officers, for certain events or occurrences while the director or officer is, or was serving, at its request in such capacity. The maximum potential amount of future payments Arch could be required to make under these indemnification agreements is unlimited; however, Arch has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of Arch’s insurance policy coverage, Arch believes the estimated fair value of these indemnification agreements is minimal. Therefore in accordance with FIN No. 45 Arch has not recorded a liability for these agreements as of March 31, 2003.

        In November 2002, the Emerging Issues Task Force (“EITF”) issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Arch does not expect the adoption of EITF No. 00-21 to have a material impact on its results of operations or financial condition. Arch plans to adopt EITF No. 00-21 for the fiscal period beginning July 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Factors Affecting Future Operating Results.”

Overview

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K: “Overview,” “PageNet Merger,” “Results of Operations” and “Inflation.”

        We market and distribute our services through a direct sales force and a small indirect sales force.

    Direct.        Our direct sales force leases or sells devices directly to customers ranging from small- and medium-sized businesses to Fortune 500 companies and government agencies and represents our most significant sales and marketing efforts. We intend to continue to market to commercial enterprises utilizing our direct sales force as these enterprises have typically disconnected service at a lower rate than individual consumers.

    Indirect.        Our indirect sales force sells devices and access to our messaging networks to third parties, or resellers, who then resell messaging services to consumers or small businesses. Resellers generally are not exclusive distributors of our services and often have access to networks of more than one provider. Competition among network providers to attract and maintain resellers is based primarily upon price. We intend to continue to provide access to our messaging networks to resellers and to concentrate on relationships that are profitable and where longer term partnerships can be established and maintained.

        The following tables set forth units in service and revenue associated with our channels of distribution:

	For the Quarter Ended March 31,
(units in thousands)	2003		2002
	Units	%	Units	%
Direct	4,031	78%	5,517	71%
Indirect	1,132	22	2,224	29

Total	5,163	100%	7,741	100%

	For the Quarter Ended March 31,
(dollars in thousands)	2003		2002
	Revenue	%	Revenue	%
Direct	$151,766	92%	$211,934	91%
Indirect	12,987	8	21,611	9

Total	$164,753	100%	$233,545	100%

        We derive the majority of our revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber remains on service, operating results benefit from the recurring payment of these fees. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less units cancelled, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements is monitored on a monthly basis. In addition, the ratio of gross placements for a period to the number of sales representatives for the same period, referred to as gross placements per sales representative, is also reviewed. This measurement indicates the productivity of our sales force and the sales level of each type of our messaging services and is an indicator of the relationship of revenues and sales expenses. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success retaining subscribers which is important to maintain recurring revenues and control operating expenses.

        The following table sets forth our gross placements and disconnects for the periods stated.

	For the Quarter Ended March 31,
(units in thousands)	2003		2002
	Gross Placements	Disconnects	Gross Placements	Disconnects
Direct	156	437	270	670
Indirect	86	282	173	532

Total	242	719	443	1,202

        Demand for one-way messaging services has been declining since 1999 and we believe it will continue to decline for the foreseeable future. We also believe the market for two-way messaging is uncertain, having experienced declines in units in service in each of the past two quarters.

        The other factor which contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. The monthly charge is dependent on the subscriber’s channel of distribution, messaging service desired, extent of geographic coverage desired, whether the subscriber leases or owns the messaging device and the number of units or devices the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit, is a key revenue measurement because it indicates whether monthly charges are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly.

        Our average revenue per unit increased to $9.89 for the three months ended March 31, 2003 from $9.34 for the same period in 2002. This increase was due primarily to a change in the mix of units in service between the two channels of distribution rather than price increases in the monthly charge per unit. The number of units in the indirect channel, as a percentage of our total number of units in service, decreased to 22% at March 31, 2003 from 29% at March 31, 2002 . The average revenue per unit for the indirect channel increased to $3.60 for the three months ended March 31, 2003 from $3.06 for the same period in 2002. The average revenue per unit for the direct channel decreased to $11.70 for the three months ended March 31, 2003 from $11.91 for the same period in 2002. The decrease in the number of indirect units in service, as a percentage of our total number of units in service was the primary contributor to the overall increase in average revenue per unit for the three-month period ended March 31, 2003 compared to the same period in 2002. However, despite the overall increase in average revenue per unit, the decrease in the average revenue per unit in the direct channel is the most significant indicator of rate-related changes in our revenues. We anticipate that average revenue per unit in the direct channel will continue to decline at rates similar to those experienced in the quarter ended March 31, 2003.

        Our revenues were $164.8 million and $233.5 million for the quarters ended March 31, 2003 and 2002, respectively. As noted above, the demand for one-way messaging services has declined over the past several years and, as a result, management of operating expenses is important to our financial results. Certain of our operating expenses are especially important to overall expense control, these operating expenses are categorized as follows:

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

        We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues. The ratio of revenues less the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses to revenues is referred to as operating margin. Operating margin is a key indicator of the operational efficiency of our expense structure. Even though the operating expenses are classified as described above, expense controls are generally performed on a functional expense basis. For the three months ended March 31, 2003, we incurred approximately 74% of the expenses referred to above in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expense.

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

        Lease payments for transmitter locations are largely dependent on our messaging networks. We operate many local and regional one-way messaging networks, three nationwide one-way messaging networks and a two-way messaging network. These networks each require locations on which to place transmitters, receivers and antennas. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to reduce the number of networks and thus transmitter locations. In 2002, we removed 3,800 transmitters from various networks and plan to remove approximately 4,800 additional transmitters in 2003, including approximately 640 removed during the three months ended March 31, 2003.

        Telephone expenses are incurred to provide interconnection of our messaging networks, telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations. The dependence on units in service is related to the number of telephone numbers provided to customers and on the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telephone expense to vary irrespective of the number of units in service. In addition, certain telephone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Therefore, based on the factors discussed above, absent the efforts that have been underway to review telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which we operate, telephone expenses do not necessarily vary in a direct relationship to units in service.

        The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $113.4 million and $171.3 million for the quarters ended March 31, 2003 and 2002, respectively, and operating margins were 31.2% and 26.6%, respectively. The decrease in these operating expenses is discussed in “Results of Operations.” An increase in operating margin indicates expense reductions exceeded the rate of revenue declines. Since it is anticipated that demand for one-way messaging will continue to decline in 2003 and the market for two-way messaging is uncertain, expense reductions will continue to be necessary in order for us to maintain operating margins at current levels.

Application of Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition, capitalization of device refurbishment costs and asset retirement obligations. We base the estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At March 31, 2003, we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would project estimated enterprise-level cash flows which would be based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity rates and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

        In conjunction with the application of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the assets were recorded at their fair values based principally on a third-party appraisal as of May 29, 2002. However, if the assessment of the criteria above were to change and the projected undiscounted cash flows were lower than the carrying value of the assets, we would be required to record impairment charges related to our long-lived assets.

      Reserves for Doubtful Accounts and Service Credits

        We record two reserves against our gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $12.5 million and $12.8 million at March 31, 2003 and December 31, 2002, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical rates, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and the related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range of allowance balances is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $9.1 million and $9.7 million at March 31, 2003 and December 31, 2002, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical rates, which could result in material differences in the allowance for service credits and related provisions.

      Revenue Recognition

        Our revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices directly to customers and other companies that resell our services. We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. We believe, relative to the sale of one-way messaging devices, that all of these conditions are met and since the services are deemed not to be essential to the functionality of the devices, revenue from the sale of one-way messaging devices is recognized at the time of shipment.

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

        We had approximately 3.8 million leased units in service as of March 31, 2003, which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical, therefore, we capitalize a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the three months ended March 31, 2003 and 2002, $946,000 and $4.6 million, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal and opposite amounts and depreciation expense would differ on a prospective basis.

      Asset Retirement Obligations

        We adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term, therefore a future obligation exists. We have recognized an asset retirement obligation of approximately $3.7 million, $2.4 million of which was recorded in current accrued expenses and the remaining $1.3 million of which was recorded in other long-term liabilities. Network assets have been increased to reflect these costs and will be depreciated over the estimated lives of the network assets, which range between one and ten years.

        The $2.4 million included in accrued expenses was estimated in conjunction with our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed in 2003 and an estimate of the outside contractor fees to remove each asset. These assumptions were based on information included in our 2003 operating plan. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability.

        The $1.3 million included in other long-term liabilities relates primarily to an estimate of the assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the transmitter locations remaining after we have reduced the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

        Management believes these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts and our operating results would differ in the future by any difference in depreciation expense and accreted operating expense.

Results of Operations

        For financial statement purposes, our results of operations and cash flows have been separated as pre- and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities (see note 3 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002). For purposes of the following discussion we refer to our results prior to May 31, 2002 as results for our predecessor company and we refer to our results after May 31, 2002 as results for our reorganized company. The results of the reorganized company and the predecessor company for the three months ended March 31, 2003 and 2002 are discussed below. However, for the reasons described in note 3 to the Notes to Consolidated Financial Statements in our December 31, 2002 Annual Report on Form 10-K and due to other non-recurring adjustments, the predecessor company and reorganized company financial statements are not comparable. The following items are particularly noteworthy:

o	we incurred reorganization expenses of $6.2 million recognized in the first quarter of 2002; and

o	we did not record $45.6 million of contractual interest while we operated in bankruptcy in the first quarter of 2002.

      Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and device sales. Device sales represented less than 10% of total revenues for the three months ended March 31, 2003 and 2002. We do not differentiate between service and rental revenues.

        Revenues decreased to $164.8 million, a 29.5% decrease, from $233.5 million for the three months ended March 31, 2002, as the number of units in service decreased from 7.7 million at March 31, 2002 to 5.2 million at March 31, 2003. The $68.8 million decrease in revenues consisted of a $65.9 million decrease in recurring fees associated with the provision of messaging services and a $2.9 million decrease in revenues from device revenue. The decrease in recurring fees consisted of a $66.8 million decrease due to 2.6 million less units in service, which was partially offset by a $839,500 increase in recurring fees due to higher average revenue per unit. The $66.8 million revenue decline that occurred due to fewer units in service was comprised of a $66.3 million decline in one-way messaging revenues and a $488,000 decrease in two-way messaging revenues. The $839,500 revenue increase that occurred due to higher average revenue per unit consisted of a revenue increase of $5.6 million related to one-way messaging and a decrease of $4.8 million related to two-way messaging. The disconnect rate, primarily in the direct channel, improved throughout 2002 from 4.1% in the quarter ended March 31, 2002 to 3.4% in the quarter ended March 31, 2003. We anticipate the disconnect rate in the direct channel to remain consistent with the results of the past two quarters, but we can give no assurance that this will occur as many factors may cause changes in the disconnect rate. Some of these factors include our program to reduce the number of networks we operate, the quality of our customer service and the overall strength of the economy.

        Two-way messaging revenues decreased to $27.9 million, or 16.9% of total revenues, in the quarter ended March 31, 2003 from $33.5 million, or 14.3% of total revenues, in 2002. Two-way messaging units in service decreased from 371,000 at March 31, 2002 to 335,000 at March 31, 2003.

        Service, rental and maintenance expenses, which consist primarily of telephone expenses, lease payments for transmitter locations, fees paid to third party network and service providers and repair and maintenance expenses, decreased to $50.1 million, or 30.4% of revenues, for the three months ended March 31, 2003 from $67.6 million, or 28.9% of revenues, for the same period in 2002. The majority of these costs are fixed in the short term, and as a result, to date, we have not been able to reduce service, rental and maintenance expenses at the same rate of decline as units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. The decrease in expense was primarily a result of lower telephone expenses, lease payments for transmitter locations and fees paid to third party network and service providers. The decrease in telephone expense for the three month period ended March 31, 2003 of $7.5 million compared to the same period in 2002 resulted from savings associated with the consolidation of network facilities, favorable rate adjustments and lower usage-based charges due to declining units in service. Lease payments on transmitter locations for the three month period ended March 31, 2003 decreased $3.9 million from the same period in 2002 due primarily to our efforts to reduce the number of transmitter locations and to a lesser extent lower contractual obligations, which resulted from entering into master lease agreements during our bankruptcy proceedings. The decrease in fees paid to third party network and service providers for the three month period ended March 31, 2003 compared to the same period in 2002 was $4.2 million, due primarily to our efforts to migrate customers from other network providers to our networks and to a lesser extent lower units in service. As anticipated, these expenses decreased in the current quarter compared to the three months ended December 31, 2002. We expect expenses in these categories to continue to decrease in 2003, but not at the rate experienced in 2002.

        We believe service, rental and maintenance expense reductions in 2003 will relate primarily to telephone expense and to lease payments for transmitter locations. In the latter half of 2002, we began to recognize a beneficial trend in these expenses as a result of our ongoing program to reduce the number of networks we operate, and this trend continued in the three months ended March 31, 2003. We expect this trend to continue in future periods as we continue to reduce the number of transmitter locations we lease, but we cannot give assurances that the level of savings will increase, even if we reduce the number of transmitter locations, as many of these expenses are based on underlying contracts which, depending on the particular contract, may or may not result in immediate expense savings.

        Service, rental and maintenance expenses related to two-way messaging, consisting primarily of lease payments for transmitter locations, telephone expenses and fees paid to other network providers, were $9.9 million in the quarter ended March 31, 2003 compared to $11.7 million for the same period in 2002. The reduction in these expenses in 2003 was due primarily to lower fees paid to third party network providers which resulted from our efforts to migrate customers to our network and, to a lesser extent, lower units in service.

        Selling expenses include costs associated with acquiring new subscribers and maintaining current subscribers. These expenses decreased to $12.5 million, or 7.6% of revenues, for the quarter ended March 31, 2003 from $22.2 million, or 9.5% of revenues, for the same period in 2002. The decrease was primarily due to fewer sales representatives. The reduction in the number of sales representatives resulted from our continuing efforts to maintain or improve sales force productivity, therefore as units in service decline, fewer sales personnel are required. In conjunction with our efforts to reduce sales personnel, we combined the responsibilities of sales representatives to include both one and two-way messaging services. Therefore, no specific selling expenses pertain to one or two-way messaging services.

        General and administrative expenses decreased to $49.1 million, or 29.8% of revenues, for the quarter ended March 31, 2003 from $76.1 million, or 32.6% of revenues, for the same period in 2002. The decrease in general and administrative expenses was due primarily to lower payroll and related expenses, bad debt expense and facilities costs. The decrease in payroll and related expense was $9.4 million. This decrease was the result of 1,106 fewer employees at March 31, 2003 than at March 31, 2002 due primarily to our efforts to maintain or improve the ratio of the number of employees to the number of direct units in service in various functional categories, such as customer service, collections and inventory. Bad debt expense decreased $8.3 million for the quarter ended March 31, 2003 compared to the same period in 2002 due to improved collections and lower levels of overall accounts receivable which resulted from the decreases in revenues described above. Facilities costs were $2.7 million lower in the first quarter of 2003 compared to the same period in 2002 due to the closure of facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

        There are no specific general and administrative expenses associated with one or two-way messaging.

        Payroll and related expenses and bad debt expense decreased from the three months ended December 31, 2002 by $4.2 million and $2.6 million, respectively, continuing positive trends from 2002. We anticipate this trend in payroll and related expenses to continue throughout the remainder of 2003, as we manage the number of general and administrative employees to maintain current productivity ratios, however the rate of decline will likely decrease. We anticipate bad debt expense to remain consistent with overall experience over the most recent two quarters. Although we expect these trends to continue in future periods, we cannot guarantee the level of reductions or absolute expenses will actually occur as they are dependent on various factors, most notably the level of general economic activity and the financial strength of our customers.

        Depreciation and amortization expenses decreased to $33.2 million in the quarter ended March 31, 2003 from $48.9 million for the same period in 2002. This decrease was due to the revaluation of our long-lived assets which occurred in conjunction with fresh-start accounting on May 31, 2002. As previously discussed, the revaluation resulted in a different basis of accounting for the reorganized company and the predecessor company, and therefore, comparison of the results for the three months ended March 31, 2003 and 2002 is not meaningful or appropriate.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed and amortization of compensation expense associated with common stock issued to certain members of management at the time of our emergence from chapter 11. The expense in the three months ended March 31, 2003 was due primarily to severance payments in prior periods being charged to restructuring reserves which had been established in conjunction with the integration of our operations with those of acquired companies and the amortization of deferred stock compensation which had not been issued as of March 31, 2002.

        Operating income was $16.0 million for the quarter ended March 31, 2003 compared to $13.3 million for the same period in 2002 as a result of the factors outlined above.

        Net interest expense increased to $5.6 million for the quarter ended March 31, 2003 from $1.3 million for the same period in 2002. Due to our filing for protection under chapter 11, we did not record interest expense on our debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before the bankruptcy filing was $45.6 million for the three months ended March 31, 2002. Our current outstanding notes are at fixed rates and therefore interest expense is dependent only on outstanding balances. During the three months ended March 31, 2003, we redeemed $26.7 million of the 10% notes, which will result in less interest expense in future periods.

        Reorganization items were $6.2 million for the three months ended March 31, 2002. These expenses consisted of professional and other fees associated with our bankruptcy proceedings. We did not incur reorganization items in the three months ended March 31, 2003, due to our emergence from chapter 11 in May 2002.

        For the three months ended March 31, 2003, we recognized a $4.2 million deferred income tax provision based on an effective tax rate of approximately 41%. No provision was recognized in 2002 as a benefit from the reduction in the valuation allowance was recognized to offset the income tax provision. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results— Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payment” for further discussion.

        Net income was $6.1 million for the quarter ended March 31, 2003 as a result of the factors outlined above. Net income was $4.5 million for the quarter ended March 31, 2002 as a result of the factors outlined above.

Liquidity and Capital Resources

Overview

        Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with cash on hand, will be adequate to meet our anticipated cash requirements for the next twelve months.

        In the event that net cash provided by operating activities is not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures, sell assets or seek additional financing. We can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

Sources of Funds

        Our principal sources of cash are net cash provided by operating activities plus cash on hand.

        Cash Flow. Our net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows (in millions):

	Three Months Ended March 31,
	2003	2002
Net cash provided by operating activities	$51.2	$62.2
Net cash used in investing activities	$(1.2)	$(23.5)
Net cash used in financing activities	$(26.7)	$(44.5)

Borrowings. The following table describes our principal borrowings at March 31, 2003 and associated debt service and amortization requirements.

Principal Amount or Compounded Value	Interest	Maturity Date	Required Amortization
$83.3 million	10%, payable in cash semi-annually	May 15, 2007	$15 million semi-annually on May 15 and November 15 plus excess cash - see note (1) below

$110.3 million	12%, accruing and compounding semi- annually until 10% notes are repaid, payable in cash thereafter	May 15, 2009	Upon total repayment of 10% notes, semi-annually in amounts equal to excess cash - see note (1) below

(1) Excess cash payments are required:

o	on each November 15 and May 15, the payment dates, to the extent cash at the prior quarter end exceeds $45 million ($35 million subsequent to September 30, 2004), after taking into account required interest and principal payments due on the payment date;

o	out of the proceeds of asset sales in excess of $2 million; and

o	out of specified kinds of insurance and condemnation proceeds.

        We will be required to pay approximately $38 million in cash to service required payments of principal and interest through March 31, 2004 in addition to any optional redemptions paid during that period. Since July 31, 2002, we have made or announced redemptions of the 10% notes totaling $140 million principal amount (including $23.3 million of redemptions announced subsequent to March 31, 2003), plus accrued interest on the redemption amount. From time to time, we may make additional optional redemptions of the 10% notes so long as certain minimum cash balances are maintained.

Capital Expenditures and Commitments

        Our business requires funds to finance capital expenditures for subscriber equipment and network system equipment.

        Our capital expenditures decreased from $23.5 million for the three months ended March 31, 2002 to $3.4 million for the three months ended March 31, 2003. These capital expenditures primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. We have funded and plan to fund our 2003 capital expenditures with net cash provided by operating activities. We anticipate our capital expenditures will increase for the remainder of 2003 as we purchase higher volumes of messaging devices to lease or sell to new subscribers and to replace damaged or old devices for current subscribers. Messaging device purchases in the past two quarters have been lower than historic levels as we have been utilizing the supply of devices purchased in conjunction with a purchase arrangement we had with Motorola, Inc. that expired on September 30, 2002.

        We estimate that capital expenditures for 2003 will be approximately $35 to $45 million. These expenditures will be used primarily for messaging devices, information systems and system and transmission equipment. However, the actual amount of capital we require will depend on a number of factors, including replacement requirements of current subscribers, subscriber additions, technological developments, competitive conditions and the nature and timing of our strategy to consolidate our networks.

Factors Affecting Future Operating Results

        The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

Recent declines in our units in service will likely continue or even accelerate; this trend may impair our financial results.

        In 2000, units in service decreased by 2,073,000, excluding the addition of subscribers from our acquisition of PageNet; a decrease of 888,000 units was the result of subscriber cancellations and a decrease of 1,185,000 units was due to definitional changes made after the MobileMedia and PageNet acquisitions to reflect a common definition of units in service. During 2001, units in service decreased by an additional 3,394,000 units due to subscriber cancellations. During 2002, units in service decreased by a further 2,584,000 units due to subscriber cancellations and 276,000 units due to the partial divestiture of our interests in two Canadian subsidiaries and thus far in 2003 units in service have decreased an additional 477,000 due to subscriber cancellations. We believe that demand for one-way messaging services has been declining since 1999 and will continue to decline for the foreseeable future and the market for two-way messaging is uncertain, having experienced declines in units in service in each of the past two quarters. Additionally, management actions to reduce operating expenses, such as reductions in the number of sales representatives and efforts to consolidate subscribers onto fewer networks could lead to further subscriber cancellations. Based on all of the factors discussed above, we expect to continue to experience significant declines in units in service and revenues for the foreseeable future.

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

        We believe that future fluctuations in revenues and operating results may occur due to many factors, particularly the decreased demand for one-way messaging services and the uncertain market for two-way messaging services. If the rate of decline of messaging units exceeds our expectations, revenues will be negatively impacted, and such impact could be material. Our network rationalization program may also negatively impact revenues as subscribers experience a reduction in and possible disruptions of service in certain areas. Our debt repayment levels are based in part on past expectations as to future revenues. We may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, our revenues or operating results may not meet the expectations of investors and creditors, or may cause us not to meet the debt repayment schedules or the various financial covenants contained in our debt instruments. Failure to make required debt payments or comply with financial covenants would enable creditors to accelerate the maturity dates of our debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay the debt, which would significantly impair the value of our debt and equity securities and could ultimately result in us having to file for bankruptcy protection.

Operating expenses may not decline at a rate that matches the decline in revenues, leading to a reduction in net cash provided by operating activities, possible liquidity problems and an inability to service or refinance outstanding debt.

        In order to continue to generate net cash provided by operating activities sufficient to service outstanding debt, we anticipate significant reductions in operating expenses to offset the decline in revenues. In particular, lease payments on transmitter locations and telephone expense are the most significant costs associated with the operation of our messaging networks, accounting for 32.7% of our service, rental and maintenance, selling and general and administrative expenses thus far in 2003. Reductions in these expenses are dependent on our ability to successfully rationalize existing messaging networks, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Many of our leases for transmitter locations are consolidated under master lease agreements with a few large national vendors. There can be no assurance that our negotiations with these or other lessors that arise as a result of our network rationalization program will result in a reduction of future lease payments that is consistent with our strategy.

        If our assumed reductions in operating expenses are not met, or if revenues decline at a more rapid rate than anticipated and that decline cannot be offset with additional expense reductions, then net cash provided by operating activities would be adversely affected. Lower than expected net cash provided by operating activities could cause us to fail to make required debt repayments or comply with certain financial covenants contained in our debt instruments, either of which would enable creditors to accelerate the maturity dates of our outstanding debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay our debt and could ultimately result in us having to file for bankruptcy protection.

        We are dependent on net cash provided by operating activities as our principal source of liquidity. If we are not able to achieve anticipated levels of net cash provided by operating activities, we may not be able to amend or refinance our existing debt obligations and we may be precluded from incurring additional indebtedness due to restrictions under existing or future debt instruments. Further, it is unlikely that additional external sources of financing will be available to us under these circumstances. If we were to fail to make required debt repayments or fail to comply with financial covenants contained in our debt instruments, creditors could accelerate the maturity dates of our outstanding debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay the debt, which would significantly impair the value of our debt and equity securities and could ultimately result in us having to file for bankruptcy protection.

Competition from mobile, cellular and PCS telephone companies is intense. Many companies have introduced phones and services with substantially the same features and functions as the one and two-way messaging products and services provided by us, and have priced such devices and services competitively.

        We face competition from other messaging providers in all markets in which we operate, as well as from cellular, PCS and other mobile wireless telephone companies. Competitors providing wireless messaging and information services continue to create significant competition for a depleting customer base and providers of mobile wireless phone services such as AT&T Wireless, Cingular, WorldCom, Sprint PCS, Verizon, T-Mobile and Nextel now include wireless messaging as an adjunct service to voice services. In addition, the availability of coverage for mobile phone services has increased, making the two types of service and product offerings more comparable. Cellular and PCS companies seeking to provide wireless messaging services have been able to bring their products to market faster, at lower prices or in packages of products that consumers and businesses find more valuable than those we provide. In addition, many of these competitors, particularly cellular and PCS phone companies, possess greater financial, technical and other resources than those available to us.

Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments.

        We currently anticipate generating taxable losses for the next several years. We estimate that at December 31, 2003 our tax net operating losses will be between $175 million and $200 million. Under current tax law, these net operating losses will not expire until December 31, 2023. We currently anticipate that we will have sufficient tax deductions from our operations following our emergence from chapter 11, including from the federal income tax attributes that we retained after our emergence from chapter 11, to offset future federal taxable income (before these deductions) for the next several years. The extent to which these tax attributes will be available to offset future federal taxable income depends on factual and legal matters that are subject to varying interpretations. Therefore, despite our expectations, it is possible that we may not have sufficient tax attributes to offset future federal taxable income.

        If we experience a change in ownership, as defined in sections 382 and 383 of the Internal Revenue Code, we could have significant limits on the amounts and timing of the use of various tax attributes. Generally, a change in ownership will occur if a cumulative change in ownership of more than 50% occurs. The cumulative change in ownership is a measurement of the change in ownership of our stock held by all of our 5% stockholders. In general terms, it will equal the aggregate of any increase in the percentage of stock owned by each 5% stockholder over the lowest percentage of stock owned by each of them during the prior three years, but not prior to May 29, 2002, the day we emerged from bankruptcy.

        For example, if a stockholder owned 5.5% of our outstanding stock on May 29, 2002 and subsequently purchased additional shares so that it now owns 9.5% of our outstanding stock, that stockholder’s subsequent acquisitions of our shares would contribute to a change in ownership of 9.5% minus 5.5%, or 4.0%. We would combine the change in ownership calculations for all of our 5% stockholders whose interests have increased to calculate the cumulative change in ownership. If the aggregate increase in the ownership percentage of all of these stockholders exceeds 50%, then a change in ownership will have occurred. In making these calculations, all holders of less than 5% of our outstanding stock generally will be combined and treated as one 5% stockholder. We believe that since our emergence from chapter 11 we have undergone a cumulative change in ownership of approximately 20%.

        If the deductions associated with our tax attributes are insufficient to offset future federal taxable income, or if a change in ownership occurs and our deductions are limited, we would likely generate taxable income and would be required to make current income tax payments. Any such payments would reduce our cash available to repay our outstanding debt and could result in insufficient cash being available to service our debt obligations. If we were to fail to make required debt repayments, creditors could accelerate repayment of our outstanding debt. In this circumstance, it is unlikely that we would have sufficient liquidity to repay the debt, which could ultimately result in our having to file for bankruptcy protection.

        To help protect these tax benefits, the board of directors has approved, subject to stockholder approval, a merger agreement providing for the merger of our company with a wholly-owned subsidiary. In the merger, outstanding shares of common stock will be converted into the right to receive new shares of Class A common stock, which will be subject to the following restrictions. After a cumulative change in ownership of our stock of more than 40%, any transfer of Class A common stock by or to a holder of 5% or more of our outstanding stock will be prohibited unless the transferee or transferor provides notice of the transfer to us and our board of directors approves the transfer. Our board of directors will approve a transfer of Class A common stock if it determines in good faith that the transfer (1) would not result in a cumulative change in ownership of our stock of more than 42% or (2) would not increase the cumulative change in ownership of our stock. Prior to a cumulative change in ownership of our stock of more than 40%, transfers of Class A common stock will not be prohibited except to the extent that they result in a cumulative change in ownership of more than 42%, but any transfer by or to a holder of 5% or more of our outstanding stock would require a notice to us. Similar restrictions will apply to the issuance or transfer of an option to purchase Class A common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. Transfers by or to us and any transfer pursuant to a merger approved by the board of directors or any tender offer to acquire all of our outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions. Once the transfer restrictions are no longer necessary to protect the tax benefits associated with our federal income tax attributes, the Class A common stock will be subject to conversion back into common stock without transfer restrictions on a share-for-share basis.

        We cannot assure you that the merger, even if it receives all required approvals, will prevent a change in ownership or otherwise enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

Our operations may be disrupted if we are unable to obtain equipment from vendor sources in the future.

        We do not manufacture any of the messaging devices or other equipment that our customers need to take advantage of our services. The equipment used in our operations were generally available for purchase from only a few sources. Historically, we purchased messaging devices primarily from Motorola and purchased terminals and transmitters primarily from Glenayre Electronics, Inc.

        Motorola discontinued the production of messaging devices in 2002. We entered into a last time purchase arrangement which ended September 30, 2002, that allowed us to purchase specific quantities of certain models of one and two-way messaging devices. Since that time,

o	we have entered into a development agreement with PerComm Inc. for two-way messaging devices,

o	we have commenced ordering new one-way messaging devices from two alternative sources,

o	we have purchased reconditioned one-way messaging devices in the secondary market, and

o	we are evaluating several additional vendors as alternative sources of one and two-way messaging devices.

        We believe that our existing inventory of Motorola devices and purchases from other available sources of new and reconditioned devices will be sufficient to meet our expected two-way device requirements through the end of 2003 and our one-way device requirements for the foreseeable future.

        Glenayre discontinued the production of the network equipment that we had purchased from them. However, we have entered into an agreement with Glenayre which will provide us with certain continued services. In addition, we currently have excess network equipment as a result of our efforts to rationalize and deconstruct many of our one-way messaging networks and from prior acquisitions of network equipment. Additional equipment for our two-way messaging network is available from two other vendors, Sonik Technologies, Inc. and TGA Technologies.

        Significant delays in developing alternative sources of equipment could lead to disruptions in operations and adverse financial consequences. There can be no assurance that our efforts, as described above, will be sufficient to secure alternative sources of messaging devices and required network equipment as certain aspects of these projects are outside our control, such as research and development, specific parts procurement and manufacturing timelines.

Restrictions under debt instruments prevent us from declaring dividends, incurring debt, making acquisitions or taking actions that management considers beneficial.

        Our debt instruments limit or restrict, among other things, our operating subsidiaries’ability to pay dividends, make investments, incur secured or unsecured indebtedness, incur liens, dispose of assets, enter into transactions with affiliates, engage in any merger, consolidation or sale of substantially all of our assets or cause our subsidiaries to sell or issue stock.

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

        The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our future operating results, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our debt financing consists of fixed rate secured notes, which are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of March 31, 2003. Trades for the debt issues are infrequent.

Principal Balance	Fair Value	Stated Interest Rate	Scheduled Maturity
$83.3 million	$82.1 million	10%	2007
$110.3 million	$95.4 million	12%	2009

Item 4. Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

    (b)        Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	The following reports on Form 8-K were filed for the quarter for which this report is filed: None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2003	ARCH WIRELESS, INC. By: /s/ J. Roy Pottle —————————————— Name: J. Roy Pottle Title: Executive Vice President and Chief Financial Officer

CERTIFICATIONS I, C. Edward Baker, certify that:

1.	I have reviewed this annual report on Form 10-K of Arch Wireless, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ C. Edward Baker C. Edward Baker Chairman and Chief Executive Officer

CERTIFICATIONS I, J. Roy Pottle, certify that:

1.	I have reviewed this annual report on Form 10-K of Arch Wireless, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ J. Roy Pottle J. Roy Pottle Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-laws (1)
+10.1	Form of Indemnification Agreement by and between Arch Wireless, Inc., Arch Wireless
Communications, Inc., Arch Wireless Holdings, Inc., Mobile Media Communications, Inc. and
Arch Wireless Operating Company, Inc. and their officers and directors. (2)
99.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 13, 2003
99.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 13, 2003

___________________

*	Filed herewith.
+	Identifies exhibits constituting a management contract or compensation plan.
(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 15, 2002 and filed on May 30, 2002
(2)	Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless for the year ended December 31, 2002.