Form 10-Q
period 2003-06-30
ARCH WIRELESS INC
filed 2003-08-12
CIK 915390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003 or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
______________ to _____________ Commission File Number 001-14248 Arch Wireless, Inc. (Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	31-1358569 (I.R.S. Employer Identification No.)
1800 West Park Drive, Suite 250 Westborough, Massachusetts (address of principal executive offices)	01581 (Zip Code)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: no shares of the Company’s Common Stock ($.001 per value per share) and 19,480,394 shares of the Company’s Class A Common Stock ($0.0001 par value per share) were outstanding as of August 8, 2003.

ARCH WIRELESS, INC.
QUARTERLY REPORT ON FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Condensed Financial Statements:
	Unaudited Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2003, the One Month Ended June 30, 2002 (Reorganized Company) and the Two Months Ended May 31, 2002 (Predecessor Company)	4
	Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2003, the One Month Ended June 30, 2002 (Reorganized Company) and the Five Months Ended May 31, 2002 (Predecessor Company)	5
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003, the One Month Ended June 30, 2002 (Reorganized Company) and the Five Months Ended May 31, 2002 (Predecessor Company)	6
	Unaudited Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements ARCH WIRELESS, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$46,156	$37,187
Accounts receivable, net	32,312	45,308
Deposits	5,063	4,880
Prepaid rent	433	9,857
Prepaid expenses and other	14,444	17,999

Total current assets	98,408	115,231

Property and equipment	389,656	391,060
Less accumulated depreciation and amortization	(137,463)	(87,278)

Property and equipment, net	252,193	303,782

Assets held for sale	1,245	3,311
Intangible and other assets, net	5,845	15,600

	$357,691	$437,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$30,000	$55,000
Accounts payable	4,474	8,412
Accrued compensation and benefits	11,760	20,948
Accrued network costs	8,084	10,052
Accrued property and sales taxes	12,690	12,672
Accrued interest	2,088	1,446
Accrued other	10,774	12,324
Customer deposits and deferred revenue	31,364	35,704

Total current liabilities	111,234	156,558

Long-term debt, less current maturities	111,935	162,185

Other long-term liabilities	3,041	788

Stockholders' equity:
Common stock - $0.001 par value	--	20
Class A common stock - $0.0001 par value	2	--
Additional paid-in capital	122,358	121,456
Deferred stock compensation	(3,441)	(4,330)
Retained earnings	12,562	1,247

Total stockholders' equity	131,481	118,393

	$357,691	$437,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except share and per share amounts)

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2003	One Month Ended June 30, 2002	Two Months Ended May 31, 2002
Revenues	$154,076	$68,967	$131,815
Operating expenses:
Cost of products sold (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	1,374	1,202	5,016
Service, rental, and maintenance (exclusive of
depreciation, amortization and stock based and other
compensation shown separately below)	48,511	21,374	38,380
Selling (exclusive of stock based and other compensation
shown separately below)	11,721	5,954	13,134
General and administrative (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	43,887	23,471	40,540
Depreciation and amortization	30,638	12,567	33,789
Stock based and other compensation	4,276	888	--

Total operating expenses	140,407	65,456	130,859

Operating income (loss)	13,669	3,511	956
Interest expense, net	(4,827)	(3,016)	(904)
Gain on extinguishment of debt	--	--	1,621,355
Other income (expense)	73	(148)	1,354

Income (loss) before reorganization items, net and fresh
start accounting adjustments	8,915	347	1,622,761
Reorganization items, net	--	--	(16,280)
Fresh start accounting adjustments	--	--	47,895

Income (loss) before provision for income taxes	8,915	347	1,654,376
Provision for income taxes	(3,671)	--	--

Net income (loss)	$5,244	$347	$1,654,376

Basic net income (loss) per common share	$0.26	$0.02	$9.07

Diluted net income (loss) per common share	$0.26	$0.02	$9.07

Basic weighted average common shares outstanding	20,000,000	20,000,000	182,424,530

Diluted weighted average common shares outstanding	20,025,555	20,000,000	182,424,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except share and per share amounts)

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2003	One Month Ended June 30, 2002	Five Months Ended May 31, 2002
Revenues	$318,829	$68,967	$365,360
Operating expenses:
Cost of products sold (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	3,032	1,202	10,426
Service, rental, and maintenance (exclusive of
depreciation, amortization and stock based and other
compensation shown separately below)	98,646	21,374	105,990
Selling (exclusive of stock based and other compensation
shown separately below)	24,215	5,954	35,313
General and administrative (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	92,979	23,471	116,668
Depreciation and amortization	63,861	12,567	82,720
Stock based and other compensation	6,471	888	--

Total operating expenses	289,204	65,456	351,117

Operating income (loss)	29,625	3,511	14,243
Interest expense, net	(10,473)	(3,016)	(2,178)
Gain on extinguishment of debt	--	--	1,621,355
Other income (expense)	83	(148)	110

Income (loss) before reorganization items, net and fresh
start accounting adjustments	19,235	347	1,633,530
Reorganization items, net	--	--	(22,503)
Fresh start accounting adjustments	--	--	47,895

Income (loss) before provision for income taxes	19,235	347	1,658,922
Provision for income taxes	(7,920)	--	--

Net income (loss)	$11,315	$347	$1,658,922

Basic net income (loss) per common share	$0.57	$0.02	$9.09

Diluted net income (loss) per common share	$0.57	$0.02	$9.09

Basic weighted average common shares outstanding	20,000,000	20,000,000	182,434,590

Diluted weighted average common shares outstanding	20,012,848	20,000,000	182,434,590

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2003	One Month Ended June 30, 2002	Five Months Ended May 31, 2002
Cash flows from operating activities:
Net income (loss)	$11,315	$347	$1,658,922
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	63,861	12,567	82,720
Gain on extinguishment of debt	--	--	(1,621,355)
Fresh start adjustments	--	--	(47,895)
Gain on tower site sale	--	--	(1,287)
Accretion of long-term debt	4,750	1,067	--
Amortization of stock and other compensation	1,773	149	--
Deferred income tax provision	7,920	--	--
Losses on disposals of property and equipment	61	--	--
Other income	(119)	--	--
Provisions for doubtful accounts and service
adjustments	15,294	6,053	34,355
Changes in assets and liabilities:
Accounts receivable	(2,298)	(7,492)	(2,827)
Inventories	--	--	796
Prepaid expenses and other	13,071	645	(18,021)
Accounts payable and accrued expenses	(16,708)	627	(11,843)
Customer deposits and deferred revenue	(4,340)	(590)	4,325
Other long-term liabilities	1,733	151	(727)

Net cash provided by operating activities	96,313	13,524	77,163

Cash flows from investing activities:
Additions to property and equipment	(9,695)	(9,497)	(44,474)
Proceeds from disposals of property and equipment	2,232	--	--
Receipts from note receivable	119	--	--

Net cash used for investing activities	(7,344)	(9,497)	(44,474)

Cash flows from financing activities:
Repayment of long-term debt	(80,000)	(183)	(65,394)

Net cash used for financing activities	(80,000)	(183)	(65,394)

Effect of exchange rate changes on cash	--	--	32

Net increase (decrease) in cash and cash equivalents	8,969	3,844	(32,673)
Cash and cash equivalents, beginning of period	37,187	39,527	72,200

Cash and cash equivalents, end of period	$46,156	$43,371	$39,527

Supplemental disclosures:
Interest paid	$5,456	$--	$2,257
Asset retirement obligation	$1,244	$--	$--
Repayment of debt with restricted cash	$--	$--	$36,899
Issuance of new debt and common stock in exchange for
predecessor liabilities	$--	$--	$416,101
Reorganization expenses paid	$--	$--	$22,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

    (a)  Preparation of Interim Financial Statements – The consolidated financial statements of Arch Wireless, Inc. (“Arch” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 2002, has been prepared without audit. The consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002. In the opinion of management, these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

    (b)  Bankruptcy-Related Financial Reporting – The consolidated financial statements of Arch, prior to its emergence from chapter 11 on May 29, 2002 (the “Predecessor Company”), have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Arch has prepared the consolidated financial statements on a going-concern basis of accounting. This basis of accounting contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Upon emergence from chapter 11, Arch (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

    (c)  Risks and Other Important Factors – Based on current and anticipated levels of operations, Arch’s management anticipates that net cash provided by operating activities, together with the $46.2 million of cash on hand at June 30, 2003, will be adequate to meet its anticipated cash requirements for the foreseeable future.

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

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services. If the rate of decline of messaging units in service exceeds Arch’s expectations, its revenues will be negatively impacted, and such impact could be material. Arch’s network rationalization program may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, or may cause it not to meet the various financial covenants contained in its debt instruments. Failure to comply with financial covenants would enable creditors to accelerate the maturity dates of Arch’s debt. In this circumstance, it is unlikely that Arch would have sufficient liquidity to repay the debt, which would significantly impair the value of its debt and equity securities.

    (d)  Reclassifications – Certain amounts from the prior year have been reclassified to conform to current year presentation.

    (e)  Long-lived Assets – Intangible and other assets were comprised of the following at June 30, 2003 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$3,547	$3,547	$--
Purchased Federal Communications Commission licenses	5 yrs	7,640	1,798	5,842
Other		3	--	3

		$11,190	$5,345	$5,845

        Aggregate amortization expense for intangible assets for the three and six months ended June 30, 2003 was $632,000 and $1,835,000. Estimated amortization expense for intangible assets for the remainder of 2003, and for fiscal years 2004 to 2007 is $746,000 $1,492,000, $1,492,000, $1,492,000 and $620,000, respectively.

        Intangible and other assets were comprised of the following at December 31, 2002 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$10,807	$2,542	$8,265
Purchased Federal Communications Commission licenses	5 yrs	8,300	968	7,332
Other		3	--	3

		$19,110	$3,510	$15,600

    (f)  Income Taxes – Arch accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

        SFAS No. 109 establishes guidelines for companies that qualify for fresh start accounting under SOP 90-7 and have a valuation allowance on their net deferred tax assets at the date of emergence from bankruptcy. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance that existed at the date of fresh start accounting be first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then credited to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. As a result, the release of valuation allowance for the six months ended June 30, 2003 has reduced the carrying value of intangible assets by $7.9 million, the amount of the income tax provision.

        The effective income tax rate differs from the statutory federal tax rate primarily due to the effect of state income taxes.

    (g)  Segment Reporting – In conjunction with its emergence from chapter 11 during the quarter ended June 30, 2002, Arch reassessed the segment disclosure requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Due to various operational changes which occurred before and during the bankruptcy proceedings, such as the elimination of dedicated sales and management resources for two-way messaging, Arch no longer believes that its one and two-way messaging operations meet the disclosure standards of separate operating segments as set forth in SFAS No. 131. In 2002 however, Arch believed it had two operating segments: domestic operations and international operations, but no reportable segments, as international operations were immaterial to the consolidated entity. As of December 2002, Arch no longer consolidated the results of certain of its Canadian subsidiaries. Therefore Arch’s results currently relate solely to domestic operations and its minority interests in its Canadian subsidiaries. The disclosures below reflect the subsidiaries’ results for the 2002 periods only (in thousands).

      Geographic Information

	Reorganized Company		Predecessor Company
	Three Months Ended June 30, 2003	One Month Ended June 30, 2002	Two Months Ended May 31, 2002
Revenues:
United States	$154,076	$67,318	$128,625
Canada	--	1,649	3,190

Total	$154,076	$68,967	$131,815

	Reorganized Company		Predecessor Company
	Six Months Ended June 30, 2003	One Month Ended June 30, 2002	Five Months Ended May 31, 2002
Revenues:
United States	$318,829	$67,318	$357,630
Canada	--	1,649	7,730

Total	$318,829	$68,967	$365,360

	June 30, 2003	June 30, 2002
Long-lived assets:
United States	$259,283	$382,595
Canada	--	5,296

Total	$259,283	$387,891

        Prior to emergence from chapter 11, Arch had determined that it had three reportable segments; one-way messaging operations, two-way messaging operations and international operations. Management made operating decisions and assessed individual performances based on these segments. One-way messaging operations consisted of the provision of paging and other one-way messaging services to Arch’s U.S. customers. Two-way messaging operations consisted of the provision of two-way messaging services to Arch’s U.S. customers. International operations consisted of the one and two-way messaging operations of two of Arch’s Canadian subsidiaries.

        Each of these segments incurred, and were charged, direct costs associated with their separate operations. Common costs shared by one and two-way messaging operations were allocated based on the estimated utilization of resources using various factors that attempted to mirror the true economic cost of operating each segment.

        The following table presents financial information related to Arch’s segments as of and for the five months ended May 31, 2002 (in thousands):

	One-way Messaging Operations	Two-way Messaging Operations	International Operations	Consolidated
Revenues	$303,773	$53,857	$7,730	$365,360
Depreciation and amortization expense	42,231	36,418	4,071	82,720
Operating income (loss)	8,496	8,975	(3,228)	14,243
Capital expenditures	20,815	22,976	683	44,474

    (h)        On June 12, 2003, Arch’s stockholders approved a merger between Arch and a wholly owned subsidiary. Pursuant to the merger, which became effective on June 13, 2003, each issued and outstanding share of common stock, $0.001 par value per share, of Arch was converted into the right to receive one share of Class A common stock, par value of $0.0001, of Arch. The rights of the Class A common stock are identical to those of the common stock except for the par value and certain restrictions on the transfer of shares of Class A common stock. The transfer restrictions will become effective once a cumulative change in ownership, as defined in sections 382 and 383 of the Internal Revenue Code, of 40% has occurred and generally restrict shareholders who hold 5% or more of the outstanding Class A common stock from entering into certain transactions without prior approval of Arch. Once the transfer restrictions are no longer necessary to protect the tax benefits associated with our federal income tax attributes, the Class A common stock will be subject to conversion back into common stock, without transfer restrictions, on a share-for-share basis.

    (i)        On June 12, 2003, Arch’s stockholders approved an amendment to the 2002 Stock Incentive Plan that increased the number of shares of common stock authorized for issuance under the plan from 950,000 to 1,200,000. In connection with the amendment to the plan, options to purchase 249,966 shares of common stock at an exercise price of $0.001 per share were issued to certain members of the board of directors. The options vested 50% upon issuance and the remaining 50% will vest on May 29, 2004. The compensation expense associated with these options of $1.7 million will be recognized in accordance with the fair value provisions of SFAS No. 123, “Stock Based Compensation” over the vesting period of the options $874,000 of which has been recognized for the three and six months ended June 30, 2003 and $789,000 has been deferred. The transition to these provisions will be accounted for effective January 1, 2003 and disclosed in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” utilizing the prospective method.

    (j)        Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Reorganized Company			Predecessor Company
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	One Month Ended June 30, 2002	Two Months Ended May 31, 2002	Five Months Ended May 31, 2002
Net income available for common shareholders	$5,244	$11,315	$347	$1,654,376	$1,658,922

Weighted average common shares outstanding	20,000,000	20,000,000	20,000,000	182,424,530	182,434,590
Dilutive effect of:
Options to purchase common stock	25,555	12,848	--	--	--

Common stock and common stock equivalents	20,025,555	20,012,848	20,000,000	182,424,530	182,434,590

Earnings per share:
Basic	$0.26	$0.57	$0.02	$9.07	$9.09
Diluted	$0.26	$0.57	$0.02	$9.07	$9.09

    (k)  Recent and Pending Accounting Pronouncements – In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and the initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim periods ending after December 15, 2002. Arch adopted FIN No. 45 on January 1, 2003.

        In February 2003, as permitted under Delaware law, Arch entered into indemnification agreements with 18 persons, including each of its directors and certain members of management, for certain events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments Arch could be required to make under these indemnification agreements is unlimited; however, Arch has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of Arch’s insurance policy coverage, Arch believes the estimated fair value of these indemnification agreements is minimal. Therefore in accordance with FIN No. 45 Arch has not recorded a liability for these agreements as of June 30, 2003.

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

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Arch will adopt the standard on July 1, 2003 and will not have a material effect on its financial statements.

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

    Direct.  Our direct sales force leases or sells devices directly to customers ranging from small and medium-sized businesses to Fortune 500 companies and government agencies and represents our most significant sales and marketing efforts. We intend to continue to market to commercial enterprises utilizing our direct sales force as these enterprises have typically disconnected service at a lower rate than individual consumers.

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

        The following tables set forth units in service and revenue associated with our channels of distribution:

	As of June 30,
(units in thousands)	2003		2002
	Units	%	Units	%
Direct	3,787	79%	5,152	74%
Indirect	986	21	1,855	26

Total	4,773	100%	7,007	100%

	For the Quarter Ended June 30,
(dollars in thousands)	2003		2002
	Revenue	%	Revenue	%
Direct	$143,056	93%	$182,111	91%
Indirect	11,020	7	18,671	9

Total	$154,076	100%	$200,782	100%

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

        The following table sets forth our gross placements and disconnects for the periods stated.

	For the Quarter Ended June 30,
(units in thousands)	2003		2002
	Gross Placements	Disconnects	Gross Placements	Disconnects
Direct	156	400	234	598
Indirect	63	208	132	502

Total	219	608	366	1,100

        Demand for one-way messaging services has been declining since 1999 and we believe it will continue to decline for the foreseeable future. We also believe the market for two-way messaging is uncertain, having experienced declines in units in service in each of the past three quarters.

        The other factor which contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. The monthly charge is dependent on the subscriber’s channel of distribution, messaging service desired, extent of geographic coverage desired, whether the subscriber leases or owns the messaging device and the number of units or devices the customer has in his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit, is a key revenue measurement because it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly. The following table sets forth our average revenue per unit by distribution channel for the periods stated.

	For the Quarter Ended June 30,
	2003	2002
Direct	$11.66	$11.82
Indirect	3.48	3.06
Consolidated	9.92	9.40

        While average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. The increase in our consolidated average revenue per unit for the three months ended June 30, 2003 from the same period in 2002 was due primarily to a change in the mix of units in service between the two channels of distribution rather than increases in the monthly charges per unit. The number of units in the indirect channel, as a percentage of our total number of units in service, decreased to 21% at June 30, 2003 from 26% at June 30, 2002. This decrease in the number of indirect units in service, as a percentage of our total number of units in service, was the primary contributor to the overall increase in average revenue per unit for the three-month period ended June 30, 2003 compared to the same period in 2002. Despite the overall increase in average revenue per unit, the decrease in the average revenue per unit in the direct channel is the most significant indicator of rate-related changes in our revenues. We anticipate that average revenue per unit in the direct channel will decline in future periods and the decline will be primarily dependent on the mix of messaging services demanded by our customers and, to a lesser extent, on changes in monthly charges.

        Our revenues were $154.1 million and $200.8 million for the quarters ended June 30, 2003 and 2002, respectively. As noted above, the demand for one-way messaging services has declined over the past several years and, as a result, management of operating expenses is important to our financial results. Certain of our operating expenses are especially important to overall expense control, these operating expenses are categorized as follows:

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

        We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues. The ratio of revenues less the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses to revenues is referred to as operating margin. Operating margin is a key indicator of the operational efficiency of our expense structure. Even though the operating expenses are classified as described above, expense controls are also performed on a functional expense basis. For the three months ended June 30, 2003, we incurred approximately 74% of the expenses referred to above in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expenses.

        Payroll and related expenses include wages, commissions, incentives, employee benefits and taxes. We review the number of employees in major functional work groups, such as direct sales, collections and customer service on a monthly basis. The ratio of the number of employees in each functional work group to the number of direct units in service or total units in service is reviewed to ensure that functional groups, that are largely dependent on the number of units in service, maintain or improve this ratio. We also review the design and physical locations of functional groups to continuously improve efficiency and to simplify organizational structures and minimize physical locations.

        Lease payments for transmitter locations are largely dependent on our messaging networks. We operate many local and regional one-way messaging networks, three nationwide one-way messaging networks and a two-way messaging network. These networks each require locations on which to place transmitters, receivers and antennas. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations. In 2002, we removed 3,800 transmitters from various networks and plan to remove approximately 4,300 additional transmitters in 2003, including approximately 1,350 removed during the six months ended June 30, 2003.

        Telephone expenses are incurred to provide interconnection of our messaging networks, telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telephone expense to vary irrespective of the number of units in service. In addition, certain telephone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Therefore, based on the factors discussed above, absent the efforts that have been underway to review telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which we operate, telephone expenses do not necessarily vary in a direct relationship to units in service.

        The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $218.9 million and $320.4 million for the six months ended June 30, 2003 and 2002, respectively, and operating margins were 31.4% and 26.2%, respectively. The decrease in these operating expenses is discussed in “Results of Operations.” An increase in operating margin indicates expense reductions exceeded the rate of revenue declines. Since it is anticipated that demand for one-way messaging will continue to decline in 2003 and the market for two-way messaging is uncertain, expense reductions will continue to be necessary in order for us to maintain operating margins at current levels.

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

      Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At June 30, 2003, we did not believe any such conditions existed. Had these conditions existed, we would have assessed the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, sales productivity rates and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

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

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $9.4 million and $12.8 million at June 30, 2003 and December 31, 2002, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical rates, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and the related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range of allowance balances is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $6.9 million and $9.7 million at June 30, 2003 and December 31, 2002, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical rates, which could result in material differences in the allowance for service credits and related provisions.

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

      Capitalization of Device Refurbishment Costs

        We incur significant costs associated with messaging devices, including the purchase of new devices as well as the refurbishment of devices leased to customers. Device refurbishment falls into two general categories: (1) cosmetic cleaning and repair of external components (such as lenses, clips or plastic cases) and (2) significant refurbishment or replacement of internal components, including component level repair and changes, which allow the device to function on different messaging networks and on different frequencies. The costs associated with cosmetic cleaning and repair of external components are expensed in the period incurred. The costs associated with significant refurbishment extend the useful life of the device and allow us to forego the purchase of a new messaging device. Therefore, these costs are capitalized to fixed assets and depreciated over a one year estimated life.

        We had approximately 3.6 million leased units in service as of June 30, 2003, which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical, therefore, we capitalize a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the six months ended June 30, 2003 and 2002, $1.4 million and $8.9 million, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal but opposite amounts and depreciation expense would differ on a prospective basis.

      Asset Retirement Obligations

        We adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term, therefore a future obligation exists. We have recognized an asset retirement obligation of approximately $3.7 million at June 30, 2003, $2.4 million of which was recorded in current accrued expenses and the remaining $1.3 million of which was recorded in other long-term liabilities. Network assets have been increased to reflect these costs and will be depreciated over the estimated lives of the network assets, which range between one and ten years.

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

        The $1.3 million included in other long-term liabilities relates primarily to an estimate of the assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes at the time we adopted SFAS No. 143. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the expected transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

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

Results of Operations

        For financial statement purposes, our results of operations and cash flows have been separated as pre and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities (see note 3 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002). For purposes of the following discussion we refer to our results prior to May 31, 2002 as results for our predecessor company and we refer to our results after May 31, 2002 as results for our reorganized company. The results of the reorganized company and the predecessor company for the three and six months ended June 30, 2003 and 2002 are discussed below. However, for the reasons described in note 3 to the Notes to Consolidated Financial Statements in our December 31, 2002 Annual Report on Form 10-K and due to other non-recurring adjustments, certain aspects of the predecessor company and reorganized company financial statements are not comparable.

        Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2003 to the Results for the One Month Ended June 30, 2002

        Our financial statements present separate operating results and cash flows for the predecessor company for periods prior to our emergence from bankruptcy, as well as operating results and cash flows for the reorganized company after our emergence from bankruptcy. The predecessor company had no results of operations after the effective date of the plan of reorganization, which was May 31, 2002 for accounting purposes. The predecessor company results reflect the application of “fresh-start” accounting that resulted from our Chapter 11 reorganization. Consequently, the predecessor and reorganized company results of operations and cash flows are not comparable. The predecessor company had two and five months of results and the reorganized company had one month of results through June 30, 2002.

        Comparison of the three and six month periods ended June 30, 2003 to the one month period ended June 30, 2002 for the reorganized company is not meaningful since the primary explanation for changes in items is the significant difference in the number of months included in each period. Accordingly, a detailed comparison of the results of operations for these periods is not presented.

        However, discussions regarding certain operating trends in revenues and operating expenses are meaningful to an understanding of our fiscal 2003 results. Those discussions have been incorporated into the sections “Comparison of the Results of Operations for the Three Months Ended June 30, 2003 and 2002” and “Comparison of the Results of Operations for the Six Months Ended June 30, 2003 and 2002,” presented below.

        Comparison of the Results of Operations for the Three Months Ended June 30, 2003 and 2002

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and device sales. Device sales represented less than 10% of total revenues for the three months ended June 30, 2003 and 2002. We do not differentiate between service and rental revenues.

        Revenues decreased to $154.1 million, a 23.3% decrease, from $200.8 million for the three months ended June 30, 2002, as the number of units in service decreased from 7.0 million at June 30, 2002 to 4.8 million at June 30, 2003. The $46.7 million decrease in revenues consisted of a $48.1 million decrease in recurring fees associated with the provision of messaging services partially offset by a $1.4 million increase in revenues from device transactions. The decrease in recurring fees consisted of a $57.8 million decrease due to 2.2 million less units in service, which was partially offset by a $9.7 million increase in recurring fees due to higher average revenue per unit. The $57.8 million revenue decline that occurred due to fewer units in service was comprised of a $54.2 million decline in one-way messaging revenues and a $3.6 million decrease in two-way messaging revenues. The $9.8 million revenue increase that occurred due to higher average revenue per unit consisted of a revenue increase of $11.0 million related to one-way messaging partially offset by a decrease of $1.2 million related to two-way messaging. The disconnect rate, primarily in the direct channel, improved throughout 2002 and the first half of 2003 from 3.8% in the quarter ended June 30, 2002 to 3.4% in the quarter ended June 30, 2003. We anticipate that the disconnect rate in the direct channel will remain consistent with the results of the past two quarters, but we can give no assurance that this will occur since many factors may cause changes in the disconnect rate. Some of these factors include our program to consolidate the number of networks we operate and the overall strength of the economy.

        Two-way messaging revenues decreased to $27.3 million, or 17.7% of total revenues, in the quarter ended June 30, 2003 from $32.0 million, or 15.9% of total revenues, in 2002. Two-way messaging units in service decreased from 376,000 at June 30, 2002 to 319,000 at June 30, 2003.

        Service, rental and maintenance expenses, which consist primarily of telephone expenses, lease payments for transmitter locations, fees paid to third party network and service providers and repair and maintenance expenses, decreased to $48.5 million, or 31.5% of revenues, for the three months ended June 30, 2003 from $59.8 million, or 29.8% of revenues, for the same period in 2002. The majority of these costs are fixed in the short term, and as a result, to date, we have not been able to reduce service, rental and maintenance expenses at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. The decrease in expenses was primarily a result of lower telephone expenses, lease payments for transmitter locations and fees paid to third party network and service providers. The decrease in telephone expenses for the three month period ended June 30, 2003 of $2.2 million, compared to the same period in 2002, resulted from savings associated with the consolidation of network facilities, favorable rate adjustments and lower usage-based charges due to declining units in service. Lease payments on transmitter locations for the three month period ended June 30, 2003 decreased $4.6 million from the same period in 2002 due primarily to our efforts to consolidate the number of transmitter locations and, to a lesser extent, lower contractual obligations, which resulted from entering into master lease agreements during our bankruptcy proceedings. The decrease in fees paid to third party network and service providers for the three month period ended June 30, 2003, compared to the same period in 2002, was $2.0 million, due primarily to our efforts to migrate customers from other network providers to our networks, and to a lesser extent, lower units in service. We expect expenses in these categories to continue to decrease in 2003, but not at the rate experienced in 2002.

        We believe service, rental and maintenance expense reductions in 2003 will relate primarily to telephone expenses and to lease payments for transmitter locations. In the latter half of 2002, we began to recognize a beneficial trend in these expenses as a result of our ongoing program to consolidate the number of networks we operate. We expect both telephone expenses and lease payments for transmitter locations to decrease in future periods as we continue to reduce the number of transmitter locations we lease. However, we cannot give assurances that the level of savings will be proportionate to the reduction in the number of transmitters as lease payments are based on underlying contracts which, depending on the particular contract, may or may not result in immediate expense savings.

        Service, rental and maintenance expenses related to two-way messaging, consisting primarily of lease payments for transmitter locations, telephone expenses and fees paid to other network providers, were $9.9 million in the quarter ended June 30, 2003 compared to $11.5 million for the same period in 2002. The reduction in these expenses in 2003 was due primarily to lower fees paid to third party network providers which resulted from our efforts to migrate customers to our network and, to a lesser extent, lower units in service.

        Selling expenses include costs associated with acquiring new subscribers and maintaining current subscribers. These expenses decreased to $11.7 million, or 7.6% of revenues, for the quarter ended June 30, 2003 from $19.1 million, or 9.5% of revenues, for the same period in 2002. The decrease was primarily due to fewer sales representatives. The reduction in the number of sales representatives resulted from our continuing efforts to maintain or improve sales force productivity; therefore as units in service decline, fewer sales personnel are required. In conjunction with our efforts to reduce sales personnel and improve sales force efficiency, we combined the responsibilities of sales representatives to include both one and two-way messaging services. Therefore, no specific selling expenses pertain to one or two-way messaging services.

        General and administrative expenses decreased to $43.9 million, or 28.5% of revenues, for the quarter ended June 30, 2003 from $64.0 million, or 31.9% of revenues, for the same period in 2002. The decrease in general and administrative expenses was due primarily to lower payroll and related expenses, bad debt expense and facilities costs. The decrease in payroll and related expense was $11.2 million. This decrease was the result of 1,044 fewer employees at June 30, 2003 than at June 30, 2002 due primarily to our efforts to maintain or improve the ratio of the number of employees to the number of direct units in service in various functional categories, such as customer service, collections and inventory and to a lesser extent, to lower benefits expense in the current quarter due to the recognition of a non-recurring refund from our medical insurance carrier of approximately $1.4 million. Bad debt expense decreased $5.6 million for the quarter ended June 30, 2003 compared to the same period in 2002 due to improved collections and lower levels of overall accounts receivable which resulted from the decreases in revenues described above. Facilities costs were $2.0 million lower in the second quarter of 2003 compared to the same period in 2002 due to the closure of facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

        There are no specific general and administrative expenses associated with one or two-way messaging.

        Payroll and related expenses and bad debt expense decreased from the three months ended March 31, 2003 by $3.8 million and $876,000, respectively, continuing positive trends from 2002. We anticipate this trend in payroll and related expenses to continue throughout the remainder of 2003, as we manage the number of general and administrative employees to maintain current productivity ratios, however the rate of decline will likely decrease. We anticipate bad debt expense to remain consistent with overall experience over the most recent two quarters. Although we expect these trends to continue in future periods, we cannot guarantee the level of reductions or absolute expenses will actually occur as they are dependent on various factors, most notably the level of general economic activity and the financial strength of our customers.

        Depreciation and amortization expenses decreased to $30.6 million in the quarter ended June 30, 2003 from $46.4 million for the same period in 2002. The decrease was due to the revaluation of our long-lived assets which occurred in conjunction with fresh-start accounting on May 31, 2002. As previously discussed, the revaluation resulted in a different basis of accounting for the reorganized company and the predecessor company, and therefore, comparison of the results for the three months ended June 30, 2003 and 2002 is not meaningful or appropriate.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed and amortization of compensation expense associated with common stock and options issued to certain members of management and our board of directors. The increase in expense of $3.3 million for the three months ended June 30, 2003 was due primarily to increased severance payments, the recognition of approximately $873,000 of compensation expense associated with the issuance of options to purchase 249,996 shares of common stock to certain members of the board of directors and the recognition of approximately $1.6 million related to the adoption of a long-term incentive plan, both of which occurred in the second quarter of 2003.

        Operating income was $13.7 million for the quarter ended June 30, 2003 compared to $4.5 million for the same period in 2002 as a result of the factors outlined above.

        Net interest expense increased to $4.8 million for the quarter ended June 30, 2003 from $3.9 million for the same period in 2002. Due to our filing for protection under chapter 11, we did not record interest expense on our debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before the bankruptcy filing was $30.4 million for the three months ended June 30, 2002. Our current outstanding notes are at fixed rates and therefore interest expense is dependent only on outstanding balances. During the three months ended June 30, 2003, we redeemed $53.3 million of our 10% notes, which will result in lower interest expense in future periods.

        Reorganization items were $16.3 million for the three months ended June 30, 2002. These expenses consisted of professional and other fees associated with our bankruptcy proceedings. We did not incur any reorganization items in the three months ended June 30, 2003, due to our emergence from chapter 11 in May 2002.

        For the three months ended June 30, 2003, we recognized a $3.7 million deferred income tax provision based on an effective tax rate of approximately 41%. No provision was recognized in 2002 as a benefit from the reduction in the valuation allowance was recognized to offset the income tax provision. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results — Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payment” for further discussion.

        Net income was $5.2 million for the quarter ended June 30, 2003 as a result of the factors outlined above. Net income was $1.7 billion for the quarter ended June 30, 2002 as a result of the factors outlined above.

        Comparison of the Results of Operations for the Six Months Ended June 30, 2003 and 2002

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and device sales. Device sales represented less than 10% of total revenues for the six months ended June 30, 2003 and 2002. We do not differentiate between service and rental revenues.

        Revenues decreased to $318.8 million, a 26.6% decrease, from $434.3 million for the six months ended June 30, 2002, as the number of units in service decreased from 7.0 million at June 30, 2002 to 4.8 million at June 30, 2003. The $115.5 million decrease in revenues consisted of a $114.0 million decrease in recurring fees associated with the provision of messaging services and a $1.5 million decrease in revenues from device transactions. The decrease in recurring fees consisted of a $122.9 million decrease due to 2.2 million less units in service, which was partially offset by a $8.9 million increase in recurring fees due to higher average revenue per unit. The $122.9 million revenue decline that occurred due to fewer units in service was comprised of a $120.2 million decline in one-way messaging revenues and a $2.7 million decrease in two-way messaging revenues. The $8.9 million revenue increase that occurred due to higher average revenue per unit consisted of a revenue increase of $16.3 million related to one-way messaging partially offset by a decrease of $7.4 million related to two-way messaging.

        Two-way messaging revenues decreased to $55.2 million, or 17.3% of total revenues, in the six months ended June 30, 2003 from $65.5 million, or 15.1% of total revenues, for the same period in 2002. Two-way messaging units in service decreased from 376,000 at June 30, 2002 to 319,000 at June 30, 2003.

        Service, rental and maintenance expenses decreased to $98.6 million, or 30.9% of revenues, for the six months ended June 30, 2003 from $127.4 million, or 29.3% of revenues, for the same period in 2002. The majority of these costs are fixed in the short term, and as a result, to date, we have not been able to reduce service, rental and maintenance expenses at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. The decrease in expenses was primarily a result of lower telephone expenses, lease payments for transmitter locations and fees paid to third party network and service providers. The decrease in telephone expenses for the six month period ended June 30, 2003 of $9.6 million, compared to the same period in 2002, resulted from savings associated with the consolidation of network facilities, favorable rate adjustments and lower usage-based charges due to declining units in service. Lease payments on transmitter locations for the six month period ended June 30, 2003 decreased $8.4 million from the same period in 2002 due primarily to our efforts to reduce the number of transmitter locations and, to a lesser extent, lower contractual obligations, which resulted from entering into master lease agreements during our bankruptcy proceedings. The decrease in fees paid to third party network and service providers for the six month period ended June 30, 2003, compared to the same period in 2002 was $6.2 million, due primarily to our efforts to migrate customers from other network providers to our networks and, to a lesser extent, lower units in service.

        Service, rental and maintenance expenses related to two-way messaging were $19.8 million for the six months ended June 30, 2003 compared to $24.3 million for the same period in 2002. The reduction in these expenses in 2003 was due primarily to lower fees paid to third party network providers which resulted from our efforts to migrate customers to our network and, to a lesser extent, lower units in service.

        Selling expenses decreased to $24.2 million, or 7.6% of revenues, for the six months ended June 30, 2003 from $41.3 million, or 9.5% of revenues, for the same period in 2002. The decrease was primarily due to fewer sales representatives. The reduction in the number of sales representatives resulted from our continuing efforts to maintain or improve sales force productivity; therefore as units in service decline, fewer sales personnel are required. In conjunction with our efforts to reduce sales personnel and improve sales force efficiency, we combined the responsibilities of sales representatives to include both one and two-way messaging services. Therefore, no specific selling expenses pertain to one or two-way messaging services.

        General and administrative expenses decreased to $93.0 million, or 29.2% of revenues, for the six months ended June 30, 2003 from $140.1 million, or 32.3% of revenues, for the same period in 2002. The decrease in general and administrative expenses was due primarily to lower payroll and related expenses, bad debt expense and facilities costs. The decrease in payroll and related expense was $20.7 million. This decrease was the result of 1,044 fewer employees at June 30, 2003 than at June 30, 2002 due primarily to our efforts to maintain or improve the ratio of the number of employees to the number of direct units in service in various functional categories, such as customer service, collections and inventory, and to a lesser extent, to lower benefits expense in the current quarter due to the recognition of a non-recurring refund from our medical insurance carrier of approximately $1.4 million. Bad debt expense decreased $13.9 million for the six months ended June 30, 2003 compared to the same period in 2002 due to improved collections and lower levels of overall accounts receivable which resulted from the decreases in revenues described above. Facilities costs were $4.7 million lower for the six months ended June 30, 2003 compared to the same period in 2002 due to the closure of facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

        There are no specific general and administrative expenses associated with one or two-way messaging.

        Depreciation and amortization expenses decreased to $63.9 million for the six months ended June 30, 2003 from $95.3 million for the same period in 2002. This decrease was due to the revaluation of our long-lived assets which occurred in conjunction with fresh-start accounting on May 31, 2002. As previously discussed, the revaluation resulted in a different basis of accounting for the reorganized company and the predecessor company, and therefore, comparison of the results for the six months ended June 30, 2003 and 2002 is not meaningful or appropriate.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. The increase in the expense in the six months ended June 30, 2003 was due primarily to the same factors outlined above for the three month period.

        Operating income was $29.6 million for the six months ended June 30, 2003 compared to $17.8 million for the same period in 2002 as a result of the factors outlined above.

        Net interest expense increased to $10.5 million for the six months ended June 30, 2003 from $5.2 million for the same period in 2002. Due to our filing for protection under chapter 11, we did not record interest expense on our debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before the bankruptcy filing was $76.0 million for the six months ended June 30, 2002. Our current outstanding notes are at fixed rates and as a result interest expense is dependent only on outstanding balances. During the six months ended June 30, 2003, we redeemed $80.0 million of our 10% notes, which will result in lower interest expense in future periods.

        Reorganization items were $22.5 million for the six months ended June 30, 2002. These expenses consisted of professional and other fees associated with our bankruptcy proceedings. We did not incur any reorganization items in the six months ended June 30, 2003, due to our emergence from chapter 11 in May 2002.

        For the six months ended June 30, 2003, we recognized a $7.9 million deferred income tax provision based on an effective tax rate of approximately 41%. No provision was recognized in 2002 because a benefit from the reduction in the valuation allowance was recognized to offset the income tax provision. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results — Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payment” for further discussion.

        Net income was $11.3 million for the six months ended June 30, 2003 as a result of the factors outlined above. Net income was $1.7 billion for the six months ended June 30, 2002 as a result of the factors outlined above.

Liquidity and Capital Resources

Overview

        Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the $46.2 million of cash on hand at June 30, 2003, will be adequate to meet our anticipated cash requirements for the foreseeable future.

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

        Cash Flow. Our net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows (in millions):

	Six Months Ended June 30,
	2003	2002
Net cash provided by operating activities	$96.3	$90.7
Net cash used in investing activities	$(7.3)	$(54.0)
Net cash used in financing activities	$(80.0)	$(65.6)

Borrowings. The following table describes our principal borrowings at June 30, 2003 and associated debt service and amortization requirements:

Principal Amount or Compounded Value	Interest	Maturity Date	Required Amortization
$30.0 million	10%, payable in cash semi-annually	May 15, 2007	$15 million semi-annually on May 15 and November 15 plus excess cash - see note (1) below
$111.9 million	12%, accruing and compounding semi- annually until 10% notes are repaid, payable in cash thereafter	May 15, 2009	Upon total repayment of 10% notes, semi-annually in amounts equal to excess cash - see note (1) below

(1) Excess cash payments are required:

o	on each November 15 and May 15, the payment dates, to the extent cash at the prior quarter end exceeds $45 million ($35 million subsequent to September 30, 2004), after taking into account required interest and principal payments due on the payment date;

o	out of the proceeds of asset sales in excess of $2 million; and

o	out of specified kinds of insurance and condemnation proceeds.

        Since July 31, 2002, we have made or announced redemptions of the 10% notes totaling $200 million principal amount (including $20 million announced on June 30, 2003 and $10 million announced on July 31, 2003), plus accrued interest on the redemption amount. Since the optional redemption announced on July 31, 2003 represents the final payment of the 10% notes, we have commenced accruing interest on the 12% notes which will be payable on November 15, 2003.

Capital Expenditures and Commitments

        Our business requires funds to finance capital expenditures for subscriber equipment and network system equipment.

        Our capital expenditures decreased from $54.0 million for the six months ended June 30, 2002 to $9.7 million for the six months ended June 30, 2003. Capital expenditures primarily included the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. We have funded and plan to fund our 2003 capital expenditures with net cash provided by operating activities. We anticipate our capital expenditures will increase for the remainder of 2003 as we purchase higher volumes of messaging devices to lease or sell to new subscribers and to replace damaged or old devices for current subscribers. Messaging device purchases were lower in the fourth quarter of 2002 and the first quarter of 2003 than historic levels as we had been utilizing the supply of devices purchased in conjunction with a purchase arrangement we had with Motorola, Inc. that expired on September 30, 2002.

        We estimate that capital expenditures for 2003 will be approximately $25 to $30 million. These expenditures will be used primarily for messaging devices, information systems and system and transmission equipment. However, the actual amount of capital we require will depend on a number of factors, including replacement requirements of current subscribers, subscriber additions, technological developments, competitive conditions and the nature and timing of our strategy to consolidate our networks.

Factors Affecting Future Operating Results

        The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

        Declines in our units in service will likely continue or could accelerate, causing decreases in revenues. Operating expenses may not decline at a rate that matches the decline in revenues.

        Reductions in the number of units in service significantly affects the results of operations of wireless messaging service providers since operations no longer benefit from the recurring revenue generated from the units. In addition, the sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Our units in service have declined for the past several years, including a decrease of 867,000 units in service during the first half of 2003. We believe demand for one-way messaging services has been declining since 1999 and will continue to decline for the foreseeable future and the market for two-way messaging is uncertain, having experienced declines in units in service in each of the past three quarters. These reductions in units in service have resulted in substantial decreases in revenues. We expect to continue to experience significant declines in units in service and revenues for the foreseeable future.

        In order to continue to generate net cash provided by operating activities, despite the anticipated decreases in revenues described above, significant reductions in operating expenses will be necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 36.5% of our service, rental and maintenance, selling and general and administrative expenses thus far in 2003. Reductions in these expenses are dependent on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Many of our leases for transmitter locations are consolidated under master lease agreements with a few large national vendors. There can be no assurance that our negotiations with these or other lessors that arise as a result of our efforts to reduce our transmitter locations will reduce future lease payments. Furthermore, our efforts to reduce the number of transmitter locations could lead to further unit cancellations as some subscribers may experience a reduction in or possible disruptions of service.

        We are dependent on net cash provided by operating activities as our principal source of liquidity. If our assumed reductions in operating expenses are not met, or if revenues decline at a more rapid rate than anticipated and that decline cannot be offset with additional expense reductions, net cash provided by operating activities would be adversely affected. If we are not able to achieve anticipated levels of net cash provided by operating activities, we may be required to reduce desired capital expenditures, which can result in higher losses of units in service. In addition, lower than expected service revenues, higher than anticipated operating expenses or a combination of each could cause us to fail to comply with certain financial covenants contained in our debt instruments.

        We believe that future fluctuations in revenues, operating expenses and operating results may occur due to many factors, particularly the decreased demand for one-way messaging services and the uncertain market for two-way messaging services, and the fluctuations could be material. These fluctuations, if material, could have a significant impact on our net cash provided by operating activities, our ability to comply with financial covenants and our ability to make desired levels of capital expenditures. Under these circumstances, we might not have sufficient liquidity to repay our debt, which would adversely affect the value of our debt and equity securities, and our current debt instruments would likely preclude us from incurring additional indebtedness.

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

        If the deductions associated with our tax attributes are insufficient to offset future federal taxable income, or if a change in ownership occurs and our deductions are limited, we would likely generate taxable income and would be required to make current income tax payments. Any such payments would reduce our cash available to repay our outstanding debt and could result in insufficient cash being available to service our debt obligations. If we were to fail to make required debt repayments, creditors could accelerate repayment of our outstanding debt. In this circumstance, we might not have sufficient liquidity to repay our debt, which would adversely affect the value of our debt and equity securities.

        To help protect these tax benefits our board of directors and stockholders approved the merger of our company with a wholly-owned subsidiary. In the merger, which became effective on June 13, 2003, each issued and outstanding share of our common stock was converted into the right to receive one new share of our Class A common stock, which is subject to the following restrictions on transfer. After a cumulative change in ownership of our stock of more than 40%, any transfer of Class A common stock by or to a holder of 5% or more of our outstanding stock will be prohibited unless the transferee or transferor provides notice of the transfer to us and our board of directors approves the transfer. Our board of directors will approve a transfer of Class A common stock if it determines in good faith that the transfer (1) would not result in a cumulative change in ownership of our stock of more than 42% or (2) would not increase the cumulative change in ownership of our stock. Prior to a cumulative change in ownership of our stock of more than 40%, transfers of Class A common stock will not be prohibited except to the extent that they result in a cumulative change in ownership of more than 42%, but any transfer by or to a holder of 5% or more of our outstanding stock requires a notice to us. Similar restrictions apply to the issuance or transfer of an option to purchase Class A common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. Transfers by or to us and any transfer pursuant to a merger approved by the board of directors or any tender offer to acquire all of our outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions. Once the transfer restrictions are no longer necessary to protect the tax benefits associated with our federal income tax attributes, the Class A common stock will be subject to conversion back into common stock without transfer restrictions on a share-for-share basis.

        We cannot assure you that the merger and the transfer restrictions on the Class A common stock will prevent a change in ownership or otherwise enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

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

o	we have entered into a development agreement with PerComm Inc. for two-way messaging devices,

o	we have commenced ordering new one-way messaging devices from three alternative sources,

o	we have purchased reconditioned one-way messaging devices in the secondary market, and

o	we are evaluating several additional vendors as alternative sources of one and two-way messaging devices.

        We believe that our existing inventory of Motorola devices and purchases from other available sources of new and reconditioned devices will be sufficient to meet our expected one and two-way device requirements for the foreseeable future.

        Glenayre discontinued the production of the network equipment that we had purchased from them. However, we currently have excess network equipment as a result of our efforts to rationalize and deconstruct many of our one-way messaging networks and from prior acquisitions of network equipment that we believe will be sufficient to meet our equipment requirements for the foreseeable future.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        Our debt financing consists of fixed rate secured notes, which are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of June 30, 2003. Trading in the notes is infrequent.

Principal Balance	Fair Value	Stated Interest Rate	Scheduled Maturity
$30.0 million	$30.1 million	10%	2007
$111.9 million	$103.5 million	12%	2009

Item 4.   Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures. Our company’s management, with the participation of our chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.   Changes in Securities and Use of Proceeds

New Transfer Restrictions on Capital Stock

        At the 2003 Annual Meeting of Stockholders held on June 12, 2003, our stockholders approved the merger of our company with a wholly owned subsidiary. Pursuant to the merger, which became effective on June 13, 2003, each issued and outstanding share of our common stock, $0.001 par value per share, was converted into the right to receive one fully paid and non-assessable share of our Class A common stock, $0.0001 par value per share.

        The rights of our Class A common stock are identical in all respects to the common stock, except for the different par value and the transfer restrictions described below. The complete text of the transfer restrictions is contained in Article FOURTH of our restated certificate of incorporation and the following summary is qualified in its entirety by reference to our restated certificate of incorporation.

        Prior to a cumulative change in ownership of our stock, as defined under applicable federal tax law, of more than 40%, no transfers of our Class A common stock will be prohibited, but a transferor or transferee must provide notice to us of any transfer by or to a holder of 5% or more of our stock. However, any transfer of Class A common stock will be prohibited to the extent that it would result in a cumulative change in ownership of our stock of more than 42%.

        After a cumulative change in ownership of our stock of more than 40%, the following transfers will be prohibited unless the transferor or transferee provides notice of the transfer to us and the transfer is approved by our board of directors:

(1)	transfers of Class A common stock to a stockholder that holds, or would own if the transfer were consummated, 5% or more of our outstanding stock, and

(2)	transfers of Class A common stock by stockholders who hold 5% or more of our outstanding stock.

        Our board of directors will approve a transfer of Class A common stock if it determines in good faith that the transfer (1) would not result in a cumulative change in ownership of our stock of more than 42% or (2) would not increase the cumulative change in ownership of our stock. Our board of directors may require an opinion of counsel, at the expense of the transferor and/or transferee, that the transfer would satisfy the conditions for approving the transfer discussed in the preceding sentence.

        In some circumstances, a stockholder may be attributed the ownership of our stock held by another person or entity for purposes of determining whether the stockholder holds 5% or more of our outstanding stock, and a stockholder of less than 5% of our outstanding stock may be considered a holder of 5% or more of our outstanding stock for purposes of the restrictions discussed above if that holder is treated as a 5% shareholder under Section 382 of the Internal Revenue Code.

        Any transfer prohibited by the restrictions discussed above would not be given effect and in general the shares would instead be transferred to an agent who would be required to dispose of the shares to other purchasers that would not own 5% or more of our stock following the transfer.

        Transfers by or to us and any transfer pursuant to (1) any merger, consolidation or similar transaction approved in advance by our board of directors or (2) any tender or exchange offer for any and all of our stock as to which a majority of our outstanding stock is tendered, as long as the offeror has committed to acquire any shares not tendered for the same type and amount of consideration paid in the offer, are exempt from the restrictions.

New Stockholder Approval Requirements

        At the 2003 Annual Meeting of Stockholders, our stockholders also approved an amendment to our restated certificate of incorporation by adding a new Article THIRTEENTH, which requires stockholder approval for certain future issuance of our stock that equal 15% or more of our stock outstanding before the issuance.

        As amended, our restated certificate of incorporation now requires stockholder approval in connection with the acquisition of the stock or assets of another company if:

(1)	the shares of our common stock or Class A common stock (or securities convertible into or exercisable for our common stock or Class A common stock) to be issued in connection with the acquisition have or will have upon issuance voting power equal to or more than 15% of the voting power of our shares of common stock and Class A common stock outstanding on the date that we enter into a definitive agreement providing for the acquisition or issuance; or

(2)	the number of shares of our common stock or Class A common stock to be issued in connection with the acquisition is or will be upon issuance equal to or more than 15% of the number of shares of our common stock and Class A common stock outstanding on the date that we enter into a definitive agreement providing for the acquisition or issuance.

        Our restated certificate of incorporation also now requires stockholder approval in connection with a transaction, other than a public offering, involving the sale, issuance or potential issuance by us of our common stock or Class A common stock, or securities convertible into or exercisable for our common stock or Class A common stock, at a price less than the greater of book or market value which, together with sales by our officers, directors or substantial shareholders as part of or in connection with the same transaction, equals 15% or more of our common stock and Class A common stock or 15% or more of the voting power of our common stock and Class A common stock outstanding on the date that we enter into a definitive agreement providing for the transaction.

Item 3.   Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

        Our 2003 Annual Meeting of Stockholders was held on June 12, 2003. At the 2003 Annual Meeting, our stockholders elected C. Edward Baker, Jr., James V. Continenza, Eric Gold, Carroll D. McHenry, Matthew Oristano, William E. Redmond, Jr., Richard A. Rubin and Samme L. Thompson to serve until the next annual meeting and until their successors are elected and qualified.

        The matters acted upon at our 2003 Annual Meeting, and the voting tabulation for each such matter is as follows:

        Proposal  1. To elect the following eight persons to serve as directors until the next annual meeting and until their successors are duly elected and qualified.

Nominee	Votes For	Votes Withheld
C. Edward Baker, Jr.	13,720,796	2,793,962
James V. Continenza	16,415,292	99,466
Eric Gold	16,414,816	99,942
Carroll D. McHenry	16,415,119	99,639
Matthew Oristano	16,419,379	95,379
William E. Redmond, Jr.	16,415,249	99,509
Richard A. Rubin	16,419,379	95,379
Samme L. Thompson	16,418,903	95,855

        Each of the above named individuals was elected as a director of our company.

        Proposal  2. To approve an amendment to Arch’s 2002 Stock Incentive Plan increasing the number of shares of common stock authorized for issuance under the plan from 950,000 to 1,200,000, of which approximately 250,000 shares will be used to grant stock options with an exercise price of $.001 per share to the non-employee directors who joined Arch’s board of directors upon the company’s emergence from bankruptcy and who are reelected at the annual meeting.

Number of Votes
For	Against	Abstain
15,883,492	602,291	28,975

        The proposal was approved.

        Proposal  3. To adopt an Agreement and Plan of Merger between the Arch Wireless and Arch 382 Corporation, a wholly-owned subsidiary, that will result in the imposition of transfer restrictions on Arch’s common stock.

Number of Votes
For	Against	Abstain
10,522,135	2,352,923	30,838

        The proposal was approved.

        Proposal 4. To approve an amendment to Arch’s certificate of incorporation that will require stockholder approval for certain issuances of Arch’s stock that equal 15% or more of the company’s stock outstanding before the issuance.

Number of Votes
For	Against	Abstain
12,678,414	198,519	28,963

The proposal was approved. Proposal 5. To ratify the appointment of PricewaterhouseCoopers LLP as the independent public accountants of Arch for the year ending December 31, 2003.

Number of Votes
For	Against	Abstain
16,422,969	3,009	88,780

The proposal was approved. Item 5. Other Information None. Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)	The following reports on Form 8-K were filed for the quarter for which this report is filed:

Current Report on Form 8-K dated May 8, 2003 and filed May 9, 2003 (furnishing, under item 12, Arch’s press release reporting financial results for the quarter ended March 31, 2003).

Current Report on Form 8-K/A dated May 8, 2003 and filed May 16, 2003 (furnishing, under item 12, a correction to Arch’s press release reporting financial results for the quarter ended March 31, 2003).

Current Report on Form 8-K dated June 12, 2003 and filed June 13, 2003 (reporting, under items 5 and 7, the imposition of transfer restrictions on Arch’s capital stock and the amendment of Arch’s Restated Certificate of Incorporation).

Current Report on Form 8-K dated and filed June 20, 2003 (reporting, under items 5 and 7, the new trading symbol for Arch’s Class A common stock).

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2003	ARCH WIRELESS, INC. By:/s/ J. Roy Pottle —————————————— Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Merger of Arch 382 Corporation into Arch Wireless, Inc. (2)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Arch Wireless, Inc. (2)
3.2	Amended and Restated By-laws, as amended (2)
10.1+	2002 Stock Incentive Plan, as amended (2)
10.2*	Supplemental Indenture, dated June 12, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc.
10.3*	Supplemental Indenture, dated June 12, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc.
10.4†*	Arch Wireless Operating Company, Inc. 2003 Management Bonus Plan
10.5†*	Arch Wireless Operating Company, Inc. 2003 Management Bonus Plan (Executive Management)
10.6*	Arch Wireless Operating Company, Inc. Management Long-Term Incentive Plan
31.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003
31.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003
32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003
32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003

* Filed herewith. + Identifies exhibits constituting a management contract or compensation plan.

†	Confidential treatment requested as to certain portions which have been filed seperately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 15, 2002 and filed on May 30, 2002.

(2)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated June 12, 2003 and filed on June 13, 2003.