Form 10-Q
period 2003-09-30
ARCH WIRELESS INC
filed 2003-11-12
CIK 915390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003 or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
______________ to _____________ Commission File Number 001-14248 Arch Wireless, Inc. (Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	31-1358569 (I.R.S. Employer Identification No.)
1800 West Park Drive, Suite 250 Westborough, Massachusetts (address of principal executive offices)	01581 (Zip Code)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: no shares of the Registrant’s Common Stock ($.001 per value per share) and 19,480,522 shares of the Company’s Class A Common Stock ($0.0001 par value per share) were outstanding as of November 7, 2003.

ARCH WIRELESS, INC.
QUARTERLY REPORT ON FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Condensed Financial Statements:
	Unaudited Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002	4
	Unaudited Consolidated Statements of Operations for the Nine Months Ended September 30, 2003, the Four Months Ended September 30, 2002 (Reorganized Company) and the Five Months Ended May 31, 2002 (Predecessor Company)	5
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003, the Four Months Ended September 30, 2002 (Reorganized Company) and the Five Months Ended May 31, 2002 (Predecessor Company)	6
	Unaudited Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	30

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ARCH WIRELESS, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$58,890	$37,187
Accounts receivable, net	29,275	45,308
Deposits	5,611	4,880
Prepaid rent	493	9,857
Prepaid expenses and other	11,908	17,999

Total current assets	106,177	115,231

Property and equipment	390,381	391,060
Less accumulated depreciation and amortization	(157,780)	(87,278)

Property and equipment, net	232,601	303,782

Assets held for sale	1,456	3,311
Intangible and other assets, net	1,226	15,600

	$341,460	$437,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$14,493	$55,000
Accounts payable	5,929	8,412
Accrued compensation and benefits	17,118	20,948
Accrued network costs	7,218	10,052
Accrued property and sales taxes	14,011	12,672
Accrued interest	5,034	1,446
Accrued other	9,300	12,324
Customer deposits and deferred revenue	28,580	35,704

Total current liabilities	101,683	156,558

Long-term debt, less current maturities	97,373	162,185

Other long-term liabilities	4,074	788

Stockholders' equity:
Common stock - $0.001 par value	—	20
Class A common stock - $0.0001 par value	2	—
Additional paid-in capital	122,573	121,456
Deferred stock compensation	(2,993)	(4,330)
Retained earnings	18,748	1,247

Total stockholders' equity	138,330	118,393

	$341,460	$437,924

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2003	2002
Revenues	$143,623	$202,157
Operating expenses:
Cost of products sold (exclusive of depreciation, amortization and
stock based and other compensation shown separately below)	1,319	3,791
Service, rental, and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown
separately below)	46,736	58,792
Selling (exclusive of stock based and other compensation shown
separately below)	11,488	17,386
General and administrative (exclusive of depreciation, amortization
and stock based and other compensation shown separately below)	39,526	63,202
Depreciation and amortization	27,998	40,045
Stock based and other compensation	2,761	2,016

Total operating expenses	129,828	185,232

Operating income	13,795	16,925
Interest expense, net	(3,511)	(8,068)
Other income (expense)	232	(31)

Income before provision for income taxes	10,516	8,826
Provision for income taxes	(4,330)	—

Net income	$6,186	$8,826

Basic net income per common share	$0.31	$0.44

Diluted net income per common share	$0.31	$0.44

Basic weighted average common shares outstanding	20,000,000	20,000,000

Diluted weighted average common shares outstanding	20,080,572	20,000,000

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except share and per share amounts)

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2003	Four Months Ended September 30, 2002	Five Months Ended May 31, 2002
Revenues	$462,452	$271,124	$365,360
Operating expenses:
Cost of products sold (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	4,351	4,993	10,426
Service, rental, and maintenance (exclusive of
depreciation, amortization and stock based and other
compensation shown separately below)	145,382	80,166	105,990
Selling (exclusive of stock based and other compensation
shown separately below)	35,703	23,340	35,313
General and administrative (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	132,505	86,673	116,668
Depreciation and amortization	91,859	52,612	82,720
Stock based and other compensation	9,232	2,904	—

Total operating expenses	419,032	250,688	351,117

Operating income	43,420	20,436	14,243
Interest expense, net	(13,984)	(11,084)	(2,178)
Gain on extinguishment of debt	—	—	1,621,355
Other income (expense)	315	(179)	110

Income before reorganization items, net and fresh start
accounting adjustments	29,751	9,173	1,633,530
Reorganization items, net	—	—	(22,503)
Fresh start accounting adjustments	—	—	47,895

Income before provision for income taxes	29,751	9,173	1,658,922
Provision for income taxes	(12,250)	—	—

Net income	$17,501	$9,173	$1,658,922

Basic net income per common share	$0.88	$0.46	$9.09

Diluted net income per common share	$0.87	$0.46	$9.09

Basic weighted average common shares outstanding	20,000,000	20,000,000	182,434,590

Diluted weighted average common shares outstanding	20,028,504	20,000,000	182,434,590

The accompanying notes are an integral part of these unaudited consolidated financial statements ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2003	Four Months Ended September 30, 2002	Five Months Ended May 31, 2002
Cash flows from operating activities:
Net income	$17,501	$9,173	$1,658,922
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	91,859	52,612	82,720
Gain on extinguishment of debt	—	—	(1,621,355)
Fresh start adjustments	—	—	(47,895)
Gain on tower site sale	—	—	(1,287)
Accretion of long-term debt	4,681	4,067	—
Amortization of stock and other compensation	2,436	597	—
Deferred income tax provision	12,250	—	—
Losses on disposals of property and equipment	6	—	—
Other income	(179)	—	—
Provisions for doubtful accounts and service
adjustments	20,065	21,560	34,355
Changes in assets and liabilities:
Accounts receivable	(4,032)	(17,696)	(2,827)
Inventories	—	—	796
Prepaid expenses and other	14,724	20,238	(18,021)
Accounts payable and accrued expenses	(7,968)	495	(11,843)
Customer deposits and deferred revenue	(7,124)	(3,097)	4,325
Other long-term liabilities	2,600	151	(727)

Net cash provided by operating activities	146,819	88,100	77,163

Cash flows from investing activities:
Additions to property and equipment	(18,395)	(34,511)	(44,474)
Proceeds from disposals of property and equipment	3,106	—	—
Receipts from note receivable	173	—	—

Net cash used for investing activities	(15,116)	(34,511)	(44,474)

Cash flows from financing activities:
Repayment of long-term debt	(110,000)	(40,259)	(65,394)

Net cash used for financing activities	(110,000)	(40,259)	(65,394)

Effect of exchange rate changes on cash	—	13	32

Net increase (decrease) in cash and cash equivalents	21,703	13,343	(32,673)
Cash and cash equivalents, beginning of period	37,187	39,527	72,200

Cash and cash equivalents, end of period	$58,890	$52,870	$39,527

Supplemental disclosures:
Interest paid	$6,177	$1,055	$2,257
Asset retirement obligation	$1,244	$—	$—
Repayment of debt with restricted cash	$—	$—	$36,899
Issuance of new debt and common stock in exchange for
predecessor liabilities	$—	$—	$416,101
Reorganization expenses paid	$—	$—	$22,503

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

        (c) Risks and Other Important Factors – Based on current and anticipated levels of operations, Arch’s management anticipates that net cash provided by operating activities, together with the $58.9 million of cash on hand at September 30, 2003, will be adequate to meet its anticipated cash requirements for the foreseeable future.

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

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services. If the rate of decline of messaging units in service exceeds Arch’s expectations, its revenues will be negatively impacted, and such impact could be material. Arch’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, which could impair the value of its debt and equity securities.

        (d) Reclassifications – Certain amounts from the prior year have been reclassified to conform to current year presentation.

        (e) Long-lived Assets – Intangible and other assets were comprised of the following at September 30, 2003 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$3,547	$3,547	$—
Purchased Federal Communications Commission licenses	5 yrs	3,311	2,088	1,223
Other		3	—	3

		$6,861	$5,635	$1,226

        Aggregate amortization expense for intangible assets for the three and nine months ended September 30, 2003 was $290,000 and $2,125,000, respectively. Estimated amortization expense for intangible assets for the remainder of 2003, and for fiscal years 2004 to 2007 is $83,000, $333,000, $333,000, $333,000 and $141,000, respectively.

        Intangible and other assets were comprised of the following at December 31, 2002 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$10,807	$2,542	$8,265
Purchased Federal Communications Commission licenses	5 yrs	8,300	968	7,332
Other		3	—	3

		$19,110	$3,510	$15,600

        (f) Income Taxes – Arch accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

        SFAS No. 109 establishes guidelines for companies that qualify for fresh start accounting under SOP 90-7 and have a valuation allowance on their net deferred tax assets at the date of emergence from bankruptcy. These provisions require that any subsequent reduction in a deferred tax asset valuation allowance that existed at the date of fresh start accounting be first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then credited to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. As a result, release of the valuation allowance for the nine months ended September 30, 2003 has reduced the carrying value of intangible assets by $12.3 million, the amount of the income tax provision.

        The effective income tax rate differs from the statutory federal tax rate primarily due to the effect of state income taxes.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires Arch to make estimates and assumptions that affect the reported amount of its tax-related assets and liabilities. Arch has made significant estimates involving current and deferred income taxes, tax attributes and tax valuation reserves, relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. Arch does not recognize certain current and future tax benefits until it is deemed probable that certain tax positions will be sustained. A valuation allowance was established upon emergence from bankruptcy since, based upon information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when a history of losses exists. Resolution of the uncertainties and estimates upon which these judgments are based could materially affect the balance of the net deferred tax asset disclosed in Arch’s Form 10-K for the year ended December 31, 2002, and such difference, if any, could have a material positive or adverse effect on Arch’s results of operations and financial position. At September 30, 2003, Arch continues to maintain a full valuation allowance on its net deferred tax assets.

        (g) Segment Reporting – In conjunction with its emergence from chapter 11 during the quarter ended June 30, 2002, Arch reassessed the segment disclosure requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Due to various operational changes which occurred before and during the bankruptcy proceedings, such as the elimination of dedicated sales and management resources for two-way messaging, Arch no longer believes that its one and two-way messaging operations meet the disclosure standards of separate operating segments as set forth in SFAS No. 131. In 2002 however, Arch believed it had two operating segments: domestic operations and international operations, but no reportable segments, as international operations were immaterial to the consolidated entity. As of December 2002, Arch no longer consolidated the results of certain Canadian subsidiaries. Therefore Arch’s results currently relate solely to domestic operations and its minority interests in its Canadian subsidiaries. The disclosures below reflect the subsidiaries’ results for the 2002 periods only (in thousands).

      Geographic Information

	Three Months Ended September 30,
	2003	2002
Revenues:
United States	$143,623	$197,281
Canada	—	4,876

Total	$143,623	$202,157

	Reorganized Company		Predecessor Company
	Nine Months Ended September 30, 2003	Four Months Ended September 30, 2002	Five Months Ended May 31, 2002
Revenues:
United States	$462,452	$264,599	$357,630
Canada	—	6,525	7,730

Total	$462,452	$271,124	$365,360

	September 30, 2003	September 30, 2002
Long-lived assets:
United States	$235,282	$367,996
Canada	—	4,668

Total	$235,282	$372,664

        Prior to emergence from chapter 11, Arch determined that it had three reportable segments; one-way messaging operations, two-way messaging operations and international operations. Management made operating decisions and assessed individual performances based on these segments. One-way messaging operations consisted of the provision of paging and other one-way messaging services to Arch’s U.S. customers. Two-way messaging operations consisted of the provision of two-way messaging services to Arch’s U.S. customers. International operations consisted of the one and two-way messaging operations of two of Arch’s Canadian subsidiaries.

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

        (h) Equity – On June 12, 2003, Arch’s stockholders approved a merger between Arch and a wholly owned subsidiary. Pursuant to the merger, which became effective on June 13, 2003, each issued and outstanding share of common stock, $0.001 par value per share, of Arch was converted into the right to receive one share of Class A common stock, par value of $0.0001 per share. The rights of the Class A common stock are identical to those of the common stock except for the par value and certain restrictions on the transfer of shares of Class A common stock. The transfer restrictions will become effective once a cumulative change in ownership, as defined in sections 382 and 383 of the Internal Revenue Code, of 40% has occurred and generally restrict shareholders who hold 5% or more of the outstanding Class A common stock from entering into certain transactions without prior approval of Arch. Once the transfer restrictions are no longer necessary to protect the tax benefits associated with our federal income tax attributes, the Class A common stock will be subject to conversion back into common stock, without transfer restrictions, on a share-for-share basis.

        (i) Stock Incentive Plan – On June 12, 2003, Arch’s stockholders approved an amendment to the 2002 Stock Incentive Plan that increased the number of shares of common stock authorized for issuance under the plan from 950,000 to 1,200,000. In connection with the amendment to the plan, options to purchase 249,996 shares of common stock at an exercise price of $0.001 per share were issued to certain members of the board of directors. The options vested 50% upon issuance and the remaining 50% will vest on May 29, 2004. The compensation expense associated with these options of $1.7 million is being recognized in accordance with the fair value provisions of SFAS No. 123, “Stock Based Compensation” over the vesting period of the options, $215,000 and $1,089,000 of which has been recognized for the three months and nine months ended September 30, 2003, respectively, and $574,000 of which has been deferred. The transition to these provisions was accounted for effective January 1, 2003 and disclosed in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” utilizing the prospective method.

        (j) Earnings per Share – Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Reorganized Company				Predecessor Company
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2002	Four Months Ended September 30, 2002	Five Months Ended May 31, 2002
Net income	$6,186	$17,501	$8,826	$9,173	$1,658,922

Weighted average common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000	182,434,590
Dilutive effect of:
Options to purchase common stock	80,572	28,504	—	—	—

Common stock and common stock equivalents	20,080,572	20,028,504	20,000,000	20,000,000	182,434,590

Earnings per share:
Basic	$0.31	$0.88	$0.44	$0.46	$9.09
Diluted	$0.31	$0.87	$0.44	$0.46	$9.09

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

        In February 2003, as permitted under Delaware law, Arch entered into indemnification agreements with 18 persons, including each of its directors and certain members of management, for certain events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments Arch could be required to make under these indemnification agreements is unlimited; however, Arch has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of Arch’s insurance policy coverage, Arch believes the estimated fair value of these indemnification agreements is minimal. Therefore in accordance with FIN No. 45, Arch has not recorded a liability for these agreements as of September 30, 2003.

        In November 2002, the Emerging Issues Task Force (“EITF”) issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, therefore Arch adopted its provisions on July 1, 2003 on a prospective basis. Upon adoption, Arch evaluated its revenue recognition policies and determined revenue associated with device sales and the provision of messaging services represent two units of accounting. Accordingly, on July 1, 2003, Arch began recognizing revenue from device sales for all device sales upon shipment. Previously, Arch had recognized revenue from the sale of one-way devices upon shipment and had deferred revenue from two-way device sales and amortized the revenue over the estimated customer relationship in accordance with the provisions of SAB 101. The adoption of EITF No. 00-21 resulted in approximately $600,000 of additional revenue being recognized in the three months ended September 30, 2003 than would have been recognized under SAB 101. In accordance with the transition provisions of EITF No. 00-21, Arch will continue to recognize previously deferred revenue and expense from the sale of two-way devices in accordance with the amortization schedules in place at the time of deferral. At September 30, 2003, Arch had approximately $2.8 million of deferred revenue and $796,000 of deferred expense from the sale of two-way devices that will be recognized over the next seven quarters.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Arch adopted SFAS No. 149 on July 1, 2003 and the adoption did not have a material effect on its financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Arch adopted SFAF No. 150 on July 1, 2003 and the adoption did not have a material effect on its financial statements or results of operations.

        In May 2003, the EITF issued No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The guidance in EITF No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Arch adopted EITF No. 01-08 on July 1, 2003 and the adoption did not have a material effect on its financial condition or results of operations.

        (l) Subsequent Event – In September 2003, the indenture governing Arch’s 12% notes was amended to permit Arch to repurchase up to an aggregate compounded value of $22.4 million of the 12% notes. Subsequent to September 30, 2003, Arch entered into several negotiated transactions in which it repurchased an aggregate of $22.4 million compounded value of its 12% notes for aggregate consideration of $22.9 million plus accrued interest of $1.1 million. The repurchased 12% notes were retired. The 12% note repurchase transactions were funded from Arch’s cash on hand.

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

        The following tables set forth units in service and revenue associated with our channels of distribution:

	As of September 30,				As of June 30,
(units in thousands)	2003		2002		2003
	Units	%	Units	%	Units	%
Direct	3,600	81%	4,806	75%	3,787	79%
Indirect	868	19	1,613	25	986	21

Total	4,468	100%	6,419	100%	4,773	100%

	For the Quarter Ended September 30,				For the Quarter Ended June 30,
(dollars in thousands)	2003		2002		2003
	Revenue	%	Revenue	%	Revenue	%
Direct	$133,395	93%	$184,981	92%	$143,056	93%
Indirect	10,228	7	17,176	8	11,020	7

Total	$143,623	100%	$202,157	100%	$154,076	100%

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

        The following table sets forth our gross placements and disconnects for the periods stated.

	For the Quarter Ended September 30,						For the Quarter Ended June 30,
(units in thousands)	2003			2002			2003
	Gross Placements	Disconnects	Net Loss	Gross Placements	Disconnects	Net Loss	Gross Placements	Disconnects	Net Loss
Direct	141	327	(186)	216	562	(346)	156	400	(244)
Indirect	51	170	(119)	126	367	(241)	63	208	(145)

Total	192	497	(305)	342	929	(587)	219	608	(389)

        Demand for one-way messaging services has been declining since 1999 and we believe it will continue to decline for the foreseeable future. We also believe the market for two-way messaging is likely to remain uncertain, having experienced declines in units in service in each of the past four quarters.

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

	For the Quarter Ended September 30,		For the Quarter Ended June 30,
	2003	2002	2003
Direct	$11.55	$11.77	$11.66
Indirect	3.62	3.24	3.47
Consolidated	9.96	9.58	9.92

        While average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. The increase in our consolidated average revenue per unit for the three months ended September 30, 2003 from the same period in 2002 and from the quarter ended June 30, 2003 was due primarily to a change in the mix of units in service between the two channels of distribution rather than increases in the monthly charges per unit. The number of units in the indirect channel, as a percentage of our total number of units in service, decreased to 19% at September 30, 2003 from 25% and 21% at September 30, 2002 and June 30, 2003, respectively. This decrease in the number of indirect units in service, as a percentage of our total number of units in service, was the primary contributor to the overall increase in average revenue per unit for the three-month period ended September 30, 2003 compared to the same period in 2002 and to the three months ended June 30, 2003. Despite the overall increase in average revenue per unit, the decrease in the average revenue per unit in the direct channel is the most significant indicator of rate-related changes in our revenues. We anticipate that average revenue per unit for our direct units in service will decline in future periods and the decline will be primarily due to the mix of messaging services demanded by our customers, the percentage of customers with fewer units in service and, to a lesser extent, on changes in monthly charges. As discussed earlier, customers with more units in service generally have lower monthly charges for similar services and lower disconnect rates. Therefore, as the number of customers with fewer units in service declines relative to customers with more units in service, our average revenue per unit and disconnect rate should decline. At September 30, 2003, approximately 20% of our direct customers had fewer than ten units in service, 21% had more than ten but less than ninety-nine units in service and 59% had more than one hundred units in service.

        Our revenues were $143.6 million and $202.2 million for the quarters ended September 30, 2003 and 2002, respectively. As noted above, the demand for one-way messaging services has declined over the past several years and, as a result, management of operating expenses is important to our financial results. Certain of our operating expenses are especially important to overall expense control, these operating expenses are categorized as follows:

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

        We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues. The ratio of revenues less the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses to revenues is referred to as operating margin. Operating margin is a key indicator of the efficiency of our expense structure. Even though operating expenses are classified as described above, expense controls are also performed on a functional expense basis. For the three months ended September 30, 2003, we incurred approximately 75% of the expenses referred to above in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expenses.

        Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. We review the number of employees in major functional work groups, such as direct sales, collections and customer service on a monthly basis. The ratio of the number of employees in each functional work group to the number of direct units in service or total units in service is reviewed to ensure that functional groups, that are largely dependent on the number of units in service, maintain or improve this ratio. We also review the design and physical locations of functional groups to continuously improve efficiency and to simplify organizational structures and minimize physical locations.

        Lease payments for transmitter locations are largely dependent on our messaging networks. We operate local, regional and nationwide one-way messaging networks and a two-way messaging network. These networks each require locations on which to place transmitters, receivers and antennas. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations. In 2002, we removed 3,800 transmitters from various networks and plan to remove approximately 4,300 additional transmitters in 2003, including approximately 3,500 removed during the nine months ended September 30, 2003. Due to the nature of the underlying contractual lease agreements, we cannot give assurances that the level of savings will be proportionate to the reduction in the number of transmitters.

        Telephone expenses are incurred to provide interconnection of our messaging networks, telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telephone expense to vary irrespective of the number of units in service. In addition, certain telephone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Therefore, based on the factors discussed above, absent the efforts that have been underway to review telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which we operate, telephone expenses do not necessarily vary in a direct relationship to units in service.

        The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $317.9 million and $463.6 million for the nine months ended September 30, 2003 and 2002, respectively, and operating margins in those periods were 31.2% and 27.2%, respectively. The decrease in these operating expenses is discussed in “Results of Operations.” An increase in operating margin indicates expense reductions exceeded the rate of revenue declines. Since it is anticipated that demand for one- and two-way messaging will continue to decline in 2003 and the market for two-way messaging likely to remain uncertain, expense reductions will continue to be necessary in order for us to maintain operating margins at current levels.

Application of Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition, capitalization of device refurbishment costs, asset retirement obligations, restructuring reserves and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards, known as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At September 30, 2003, we did not believe any such conditions existed. Had these conditions existed, we would have assessed the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

        In conjunction with the application of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” known as SOP 90-7, the assets were recorded at their fair values based principally on a third-party appraisal as of May 29, 2002. However, if the assessment of the criteria above were to change and the projected undiscounted cash flows were lower than the carrying value of the assets, we would be required to record impairment charges related to our long-lived assets.

      Reserves for Doubtful Accounts and Service Credits

        We record two reserves against our gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $7.2 million and $12.8 million at September 30, 2003 and December 31, 2002, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical rates, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and the related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range of allowance balances is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $5.6 million and $9.7 million at September 30, 2003 and December 31, 2002, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical rates, which could result in material differences in the allowance for service credits and related provisions.

      Revenue Recognition

        Our revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, known as EITF No. 00-21, we evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and device sale revenue. Accordingly, we recognize messaging service revenue over the period the service is performed and revenue from device sales is recognized at the time of shipment. We recognize revenue when these four basic criteria have been met : (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. The adoption of EITF No. 00-21 resulted in approximately $600,000 of additional revenue being recognized in the three months ended September 30, 2003.

        Prior to July 1, 2003, in accordance with SAB 101, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At September 30, 2003, we had approximately $2.8 million of deferred revenue and $796,000 of deferred expense that will be recognized in future periods. If the assumed length of the customer relationship differed significantly in the future, the timing of revenue and expense amortization and the carrying value of the related deferred revenue and cost could be materially affected.

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

        We had approximately 3.5 million leased units in service as of September 30, 2003, which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical, therefore, we capitalize a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the nine months ended September 30, 2003 and 2002, $1.7 million and $11.9 million, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal but opposite amounts and depreciation expense would differ on a prospective basis.

      Asset Retirement Obligations

        We adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term, therefore a future obligation exists. We have recognized an asset retirement obligation of approximately $3.7 million at September 30, 2003, $2.4 million of which was recorded in current accrued expenses and the remaining $1.3 million of which was recorded in other long-term liabilities. Network assets have been increased to reflect these costs and will be depreciated over the estimated lives of the network assets, which range between one and ten years.

        The $2.4 million which was originally recorded in accrued expenses was estimated in conjunction with our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed in 2003 and an estimate of the outside contractor fees to remove each asset. These assumptions were based on information included in our 2003 operating plan. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability. At September 30, 2003, accrued other expenses includes $701,000 related to this obligation.

        The $1.3 million which was originally recorded in other long-term liabilities relates primarily to an estimate of the assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes at the time we adopted SFAS No. 143. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the expected transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year. At September 30, 2003, $1.4 million of this obligation is included in other long-term liabilities.

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

      Restructuring Reserves

        From time to time, we cease to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying lease agreements. We review exit costs in each of these circumstances on a case-by-case basis to determine whether a restructuring reserve is required to be recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 require us to record an estimate of the fair market value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements. Subsequent to recording a reserve, changes in market or other conditions may result in changes to assumptions upon which the original reserve was recorded, that could result in an adjustment to the reserve and, depending on the circumstances, such adjustment could be material.

      Income Taxes

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities. We have made significant estimates involving current and deferred income taxes, tax attributes and tax valuation reserves, relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize certain current and future tax benefits until it is deemed probable that certain tax positions will be sustained. A valuation allowance was established upon our emergence from bankruptcy since, based upon information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when a history of losses exists. Resolution of the uncertainties and estimates upon which these judgments are based could materially affect the balance of the net deferred tax asset disclosed in our Form 10-K for the year ended December 31, 2002, and such difference, if any, could have a material positive or adverse effect on our results of operations and financial position. At September 30, 2003, we continue to maintain a full valuation allowance on our net deferred tax assets.

Results of Operations

        For financial statement purposes, our results of operations and cash flows have been separated as pre and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities (see note 3 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002). For purposes of the following discussion we refer to our results prior to May 31, 2002 as results for our predecessor company and we refer to our results after May 31, 2002 as results for our reorganized company. The results of the reorganized company and the predecessor company for the three and nine months ended September 30, 2003 and 2002 are discussed below. However, for the reasons described in note 3 to the Notes to Consolidated Financial Statements in our December 31, 2002 Annual Report on Form 10-K and due to other non-recurring adjustments, certain aspects of the predecessor company and reorganized company financial statements are not comparable.

        Comparison of the Results of Operations for the Nine Months Ended September 30, 2003 to the Results for the Four Months Ended September 30, 2002

        Our financial statements present separate operating results and cash flows for the predecessor company for periods prior to our emergence from bankruptcy, as well as operating results and cash flows for the reorganized company after our emergence from bankruptcy. The predecessor company had no results of operations after the effective date of the plan of reorganization, which was May 31, 2002 for accounting purposes. The predecessor company results reflect the application of “fresh-start” accounting that resulted from our Chapter 11 reorganization. Consequently, the predecessor and reorganized company results of operations and cash flows are not comparable. The predecessor company had five months of results and the reorganized company had four months of results through September 30, 2002.

        Comparison of the nine month period ended September 30, 2003 to the four month period ended September 30, 2002 for the reorganized company is not meaningful since the primary explanation for changes in items is the significant difference in the number of months included in each period. Accordingly, a detailed comparison of the results of operations for these periods is not presented.

        However, discussions regarding certain operating trends in revenues and operating expenses are meaningful to an understanding of our fiscal 2003 results. Those discussions have been incorporated into the sections “Comparison of the Results of Operations for the Three Months Ended September 30, 2003 and 2002” and “Comparison of the Results of Operations for the Nine Months Ended September 30, 2003 and 2002,” presented below.

        Comparison of the Results of Operations for the Three Months Ended September 30, 2003 and 2002

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and the sale of devices. Device sales represented less than 10% of total revenues for the three months ended September 30, 2003 and 2002. We do not differentiate between service and rental revenues.

        Revenues decreased to $143.6 million, a 29% decrease, from $202.2 million for the three months ended September 30, 2002, as the number of units in service decreased from 6.4 million at September 30, 2002 to 4.5 million at September 30, 2003. The $58.6 million decrease in revenues consisted of a $54.6 million decrease in recurring fees associated with the provision of messaging services and a $4.0 million decrease in revenues from device transactions. The decrease in recurring fees consisted of a $54.9 million decrease due to 1.9 million fewer units in service, which was partially offset by a $345,000 increase in recurring fees due to higher average revenue per unit. The $54.9 million revenue decline that occurred due to fewer units in service was comprised of a $50.2 million decline in one-way messaging revenues and a $4.8 million decrease in two-way messaging revenues. The $345,000 revenue increase that occurred due to higher average revenue per unit consisted of a revenue increase of $627,000 related to one-way messaging partially offset by a decrease of $282,000 related to two-way messaging. The disconnect rate, primarily for total direct units in service, improved throughout 2002 and 2003 from 3.7% in the quarter ended September 30, 2002 to 2.9% in the quarter ended September 30, 2003. We anticipate that the disconnect rate for total direct units in service will continue to improve as the percentage of customers with fewer units in service declines relative to customers with a larger number of units in service, as customers with more units in service have exhibited a lower historical disconnect rate than customers with fewer units in service.

        Two-way messaging revenues decreased to $26.8 million, or 18.6% of total revenues, in the quarter ended September 30, 2003 from $31.6 million, or 15.6% of total revenues, in the same period in 2002. Two-way messaging units in service decreased from 376,000 at September 30, 2002 to 308,000 at September 30, 2003.

        Service, rental and maintenance expenses, which consist primarily of telephone expenses, lease payments for transmitter locations, fees paid to third party network and service providers and repair and maintenance expenses, decreased to $46.7 million, or 32.5% of revenues, for the three months ended September 30, 2003 from $58.8 million, or 29.1% of revenues, for the same period in 2002. The majority of these costs are fixed in the short term, and as a result, to date, we have not been able to reduce service, rental and maintenance expenses at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. The decrease in expenses was primarily a result of lower telephone expenses, lease payments for transmitter locations and fees paid to third party network and service providers. The decrease in telephone expenses of $4.9 million for the three month period ended September 30, 2003, compared to the same period in 2002, resulted from savings associated with the consolidation of network facilities and lower usage-based charges due to declining units in service. Lease payments on transmitter locations for the three month period ended September 30, 2003 decreased $4.4 million from the same period in 2002 due primarily to our efforts to consolidate the number of transmitter locations at which we operate. The decrease in fees paid to third party network and service providers for the three month period ended September 30, 2003, compared to the same period in 2002, was $1.2 million, due primarily to our efforts to migrate customers from other network providers to our networks, and to a lesser extent, a lower number of units in service. We expect expenses in these categories to continue to decrease in 2003, but not at the rate experienced in 2002.

        We believe future service, rental and maintenance expense reductions will relate primarily to telephone expenses and to lease payments for transmitter locations. We expect both telephone expenses and lease payments for transmitter locations to decrease in future periods as we continue to optimize telephone expense relative to network messaging capacities and to reduce the number of transmitter locations we lease. However, we cannot give assurances that the level of savings will be proportionate to the reduction in the number of transmitters as lease payments are based on underlying contracts which, depending on the particular contract, may or may not result in immediate expense savings.

        Service, rental and maintenance expenses related to two-way messaging, consisting primarily of lease payments for transmitter locations, telephone expenses and fees paid to other network providers, were $9.6 million in the quarter ended September 30, 2003, compared to $11.2 million for the same period in 2002. The reduction in these expenses in 2003 was due primarily to lower fees paid to third party network providers which resulted from our efforts to migrate customers to our network and, to a lesser extent, a lower number of units in service.

        Selling expenses include costs associated with acquiring new subscribers and maintaining current subscribers. These expenses decreased to $11.5 million, or 8.0% of revenues, for the quarter ended September 30, 2003 from $17.4 million, or 8.6% of revenues, for the same period in 2002. The decrease was primarily due to fewer sales representatives. The reduction in the number of sales representatives resulted from our continuing efforts to maintain sales force productivity; therefore, as units in service decline, fewer sales personnel are required. In conjunction with our efforts to reduce sales personnel and improve sales force efficiency, we combined the responsibilities of sales representatives to include both one and two-way messaging services. Therefore, no specific selling expenses pertain to one or two-way messaging services.

        General and administrative expenses decreased to $39.5 million, or 27.5% of revenues, for the quarter ended September 30, 2003 from $63.2 million, or 31.3% of revenues, for the same period in 2002. The decrease in general and administrative expenses was due primarily to lower payroll and related expenses and bad debt expense. The decrease in payroll and related expenses was $12.1 million. This decrease was the result of 1,262 fewer employees at September 30, 2003 than at September 30, 2002 due primarily to our efforts to maintain or improve the ratio of the number of employees to the number of direct units in service in various functional categories, such as customer service, collections and inventory. Bad debt expense decreased $7.7 million for the quarter ended September 30, 2003, compared to the same period in 2002, due to improved collections and lower levels of overall accounts receivable which resulted from the decreases in revenues described above.

        There are no specific general and administrative expenses associated with one or two-way messaging.

        Payroll and related expenses and bad debt expense decreased from the three months ended June 30, 2003 by $627,000 and $1.4 million, respectively, continuing positive trends from 2002 and earlier periods in 2003. While we anticipate the positive trend in payroll and related expenses to continue throughout the remainder of 2003, as we manage the number of general and administrative employees to maintain current productivity ratios, the rate of decline will likely decrease. We anticipate bad debt expense to remain consistent with overall experience over the most recent three quarters. Although we expect these trends to continue in future periods, we cannot guarantee the level of reductions or absolute expenses will actually occur as they are dependent on various factors, most notably the level of general economic activity and the financial strength of our customers.

        Depreciation and amortization expenses decreased to $28.0 million in the quarter ended September 30, 2003 from $40.0 million for the same period in 2002. This decrease was due primarily to the reduction in depreciation expense associated with devices which became fully depreciated in the latter portion of the quarter ended June 30, 2003.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and our board of directors and costs associated with a long-term incentive plan. The increase in this expense for the three months ended September 30, 2003 was due primarily to the recognition of approximately $215,000 of compensation expense associated with the issuance of options to purchase 249,996 shares of common stock to certain members of the board of directors and the recognition of approximately $827,000 related to the adoption of a long-term incentive plan, both of which occurred in the second quarter of 2003.

        Operating income was $13.8 million for the quarter ended September 30, 2003 compared to $16.9 million for the same period in 2002, as a result of the factors outlined above.

        Net interest expense decreased to $3.5 million for the quarter ended September 30, 2003 from $8.1 million for the same period in 2002. Since our outstanding notes have a fixed interest rate, the amount of interest expense is directly related to the amount of debt outstanding in each respective period. The decrease in interest expense for the three months ended September 30, 2003 was due to the average outstanding debt balance decreasing to $126.9 million from $288.2 million for the quarters ended September 30, 2003 and 2002, respectively. During the three months ended September 30, 2003, we completed the redemption of our 10% notes. Interest expense in future periods will be dependent on the outstanding balance of our 12% notes. Subsequent to September 30, 2003, we entered into several transactions to repurchase and retire $22.4 million aggregate compounded value of our 12% notes. These transactions, combined with the full redemption of the 10% notes during the third quarter of 2003, the $2.7 million mandatory principal payment on the 12% notes due on November 15, 2003 and an announced $11.8 million optional redemption of the 12% notes to be made on November 20, 2003 will result in lower interest expense in future periods.

        For the three months ended September 30, 2003, we recognized a $4.3 million deferred income tax provision based on an effective tax rate of approximately 41%. No provision was recognized for the same period in 2002 because, at that time, we did not anticipate generating operating income. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results – Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payment” for further discussion.

        Net income was $6.2 million for the quarter ended September 30, 2003, compared to $8.8 million for the quarter ended September 30, 2002, as a result of the factors outlined above.

        Comparison of the Results of Operations for the Nine Months Ended September 30, 2003 and 2002

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and the sale of devices. Device sales represented less than 10% of total revenues for the nine months ended September 30, 2003 and 2002. We do not differentiate between service and rental revenues.

        Revenues decreased to $462.5 million, a 27.3% decrease, from $636.5 million for the nine months ended September 30, 2002, as the number of units in service decreased from 6.4 million at September 30, 2002 to 4.5 million at September 30, 2003. The $174.0 million decrease in revenues consisted of a $168.6 million decrease in recurring fees associated with the provision of messaging services and a $5.4 million decrease in revenues from device transactions. The decrease in recurring fees consisted of a $175.8 million decrease due to 1.9 million fewer units in service, which was partially offset by a $7.2 million increase in recurring fees due to higher average revenue per unit. The $175.8 million revenue decline that occurred due to fewer units in service was comprised of a $170.5 million decline in one-way messaging revenues and a $5.3 million decrease in two-way messaging revenues. The $7.2 million revenue increase that occurred due to higher average revenue per unit consisted of a revenue increase of $17.1 million related to one-way messaging partially offset by a decrease of $9.9 million related to two-way messaging.

        Two-way messaging revenues decreased to $81.9 million, or 17.7% of total revenues, in the nine months ended September 30, 2003 from $97.1 million, or 15.2% of total revenues, for the same period in 2002. Two-way messaging units in service decreased from 376,000 at September 30, 2002 to 308,000 at September 30, 2003.

        Service, rental and maintenance expenses decreased to $145.4 million, or 31.4% of revenues, for the nine months ended September 30, 2003 from $186.2 million, or 29.2% of revenues, for the same period in 2002. The majority of these costs are fixed in the short term, and as a result, to date, we have not been able to reduce service, rental and maintenance expenses at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. The decrease in expenses was primarily a result of lower telephone expenses, lease payments for transmitter locations and fees paid to third party network and service providers. The decrease in telephone expenses of $14.5 million for the nine month period ended September 30, 2003, compared to the same period in 2002, resulted from savings associated with the consolidation of network facilities, favorable rate adjustments and lower usage-based charges due to declining units in service. Lease payments on transmitter locations for the nine month period ended September 30, 2003 decreased $12.9 million from the same period in 2002 due primarily to our efforts to consolidated the number of transmitter locations at which we operate. The decrease in fees paid to third party network and service providers for the nine month period ended September 30, 2003, compared to the same period in 2002, was $7.5 million, due primarily to our efforts to migrate customers from other network providers to our networks and, to a lesser extent, a lower number of units in service.

        Service, rental and maintenance expenses related to two-way messaging were $29.4 million for the nine months ended September 30, 2003, compared to $35.5 million for the same period in 2002. The reduction in these expenses in 2003 was due primarily to lower fees paid to third party network providers which resulted from our efforts to migrate customers to our network.

        Selling expenses decreased to $35.7 million, or 7.7% of revenues, for the nine months ended September 30, 2003 from $58.7 million, or 9.2% of revenues, for the same period in 2002. The decrease was primarily due to fewer sales representatives. The reduction in the number of sales representatives resulted from our continuing efforts to maintain or improve sales force productivity; therefore, as units in service decline, fewer sales personnel are required. In conjunction with our efforts to reduce sales personnel and improve sales force efficiency, we combined the responsibilities of sales representatives to include both one and two-way messaging services. Therefore, no specific selling expenses pertain to one or two-way messaging services.

        General and administrative expenses decreased to $132.5 million, or 28.7% of revenues, for the nine months ended September 30, 2003 from $203.3 million, or 31.9% of revenues, for the same period in 2002. The decrease in general and administrative expenses was due primarily to lower payroll and related expenses, bad debt expense and facilities costs. The decrease in payroll and related expense was $32.8 million. This decrease was the result of 1,262 fewer employees at September 30, 2003 than at September 30, 2002 due primarily to our efforts to maintain or improve the ratio of the number of employees to the number of direct units in service in various functional categories, such as customer service, collections and inventory. Bad debt expense decreased $21.5 million for the nine months ended September 30, 2003, compared to the same period in 2002, due to improved collections and lower levels of overall accounts receivable which resulted from the decreases in revenues described above. Facilities costs were $4.3 million lower for the nine months ended September 30, 2003, compared to the same period in 2002, due to the closure of facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

        There are no specific general and administrative expenses associated with one or two-way messaging.

        Depreciation and amortization expenses decreased to $91.9 million for the nine months ended September 30, 2003 from $135.3 million for the same period in 2002. This decrease was due to the revaluation of our long-lived assets which occurred in conjunction with fresh-start accounting on May 31, 2002. The revaluation resulted in a different basis of accounting for the reorganized company and the predecessor company, and therefore, comparison of the results for the nine months ended September 30, 2003 and 2002, is not meaningful or appropriate.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. The increase in the expense in the nine months ended September 30, 2003 was due primarily to the recognition of approximately $1.1 million of compensation expense associated with the issuance of options to purchase 249,996 shares of common stock to certain members of the board of directors and the recognition of approximately $2.5 million related to the adoption of a long-term incentive plan, both of which occurred in the second quarter of 2003.

        Operating income was $43.4 million for the nine months ended September 30, 2003, compared to $34.7 million for the same period in 2002, as a result of the factors outlined above.

        Net interest expense increased to $14.0 million for the nine months ended September 30, 2003 from $13.3 million for the same period in 2002. Due to our filing for protection under chapter 11, we did not record interest expense on our debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before the bankruptcy filing was $76.0 million for the nine months ended September 30, 2002. Our current outstanding notes are at fixed rates, therefore interest expense is dependent only on outstanding balances. During the nine months ended September 30, 2003, we completed the redemption of our 10% notes. Subsequent to September 30, 2003, we entered into several transactions to repurchase and retire $22.4 million aggregate compounded value of our 12% notes. These transactions, combined with the full redemption of the 10% notes during the third quarter of 2003, the $2.7 million mandatory principal payment on the 12% notes due on November 15, 2003 and an announced $11.8 million optional redemption of the 12% notes to be made on November 20, 2003 will result in lower interest expense in future periods.

        Reorganization items were $22.5 million for the nine months ended September 30, 2002. These expenses consisted of professional and other fees associated with our bankruptcy proceedings. We did not incur any reorganization items in the nine months ended September 30, 2003, due to our emergence from chapter 11 in May 2002.

        For the nine months ended September 30, 2003, we recognized a $12.3 million deferred income tax provision based on an effective tax rate of approximately 41%. No provision was recognized for the same period in 2002 because, at the time, we did not anticipate generating operating income. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results – Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payment” for further discussion.

Liquidity and Capital Resources

Overview

        Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the $58.9 million of cash on hand at September 30, 2003, will be adequate to meet our anticipated cash requirements for the foreseeable future.

Sources of Funds

        Our principal sources of cash are net cash provided by operating activities plus cash on hand.

        Cash Flow. Our net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows (in millions):

	Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities	$147.0	$165.3
Net cash used in investing activities	$(15.1)	$(79.0)
Net cash used in financing activities	$(110.0)	$(105.7)

Borrowings. The following table describes our principal borrowings at September 30, 2003 and associated debt service and amortization requirements:

Compounded Value	Interest	Maturity Date	Required Amortization
$111.9 million	12%, payable in cash semi-annually	May 15, 2009	Semi-annually in amounts equal to excess cash - see note (1) below

(1) Excess cash payments are required:

o	on each November 15 and May 15, the payment dates, to the extent cash at the prior quarter end exceeds $45 million ($35 million subsequent to September 30, 2004), after taking into account required interest and principal payments due on the payment date and certain working capital adjustments;

o	out of the proceeds of asset sales in excess of $2 million; and

o	out of specified kinds of insurance and condemnation proceeds.

        We have fully redeemed our previously issued 10% senior notes totaling $200 million principal amount, plus accrued interest. Subsequent to September 30, 2003, we completed several transactions in which we repurchased and retired $22.4 million aggregate compounded value of our 12% notes and we announced a required $2.7 million excess cash payment on the 12% notes due November 15, 2003 and an $11.8 million optional redemption of the 12% notes to be made on November 20, 2003.

Capital Expenditures and Commitments

        Our business requires funds to finance capital expenditures for subscriber equipment and network system equipment.

        Our capital expenditures decreased from $79.0 million for the nine months ended September 30, 2002 to $18.4 million for the nine months ended September 30, 2003. Capital expenditures primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. We have funded and plan to fund our 2003 capital expenditures with net cash provided by operating activities. We anticipate that our capital expenditures for the remainder of 2003 will be consistent with those of the third quarter of 2003. Messaging device purchases were lower in the first two quarters of 2003 than levels experienced during the third quarter of 2003 as we had been utilizing inventory purchased in conjunction with a purchase arrangement we had with Motorola, Inc. that expired on September 30, 2002.

        We estimate that capital expenditures for 2003 will be approximately $25 million. These expenditures will be used primarily for messaging devices, with less than $2.5 million of the total being used for information systems and system and transmission equipment. However, the actual amount of capital we require will depend on a number of factors, including device replacement requirements of current subscribers, subscriber additions, technological developments, competitive conditions and the nature and timing of our strategy to consolidate our networks.

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

        Reductions in the number of units in service significantly affects the results of operations of wireless messaging service providers since operations no longer benefit from the recurring revenue generated from the units. In addition, the sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Our units in service have declined for the past several years, including a decrease of 1.2 million units in service during the nine months ended September 30, 2003. We believe demand for one-way messaging services has been declining since 1999 and will continue to decline for the foreseeable future and the market for two-way messaging is uncertain, having experienced declines in units in service in each of the past four quarters. These reductions in units in service have resulted in substantial decreases in revenues. We expect to continue to experience significant declines in units in service and revenues for the foreseeable future.

        In order to continue to generate net cash provided by operating activities, despite the anticipated decreases in revenues described above, reductions in operating expenses will be necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 36.5% of our service, rental and maintenance, selling and general and administrative expenses thus far in 2003. Reductions in these expenses are dependent on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Due to the nature of the underlying contractual agreements for our transmitter locations, there can be no assurance that the consolidation of the transmitter locations will result in immediate, proportionate savings in lease payments. Furthermore, our efforts to consolidate the number of transmitter locations could lead to further unit cancellations as some subscribers may experience a reduction in, or possible disruptions of, service.

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

        We believe that future fluctuations in revenues, operating expenses and operating results may occur due to many factors, particularly the decreased demand for one-way messaging services and the uncertain market for two-way messaging services, and the fluctuations could be material. These fluctuations, if material, could have a significant impact on our net cash provided by operating activities, which could impair the value of our debt and equity securities.

Competition from mobile, cellular and PCS telephone companies is intense. Many companies have introduced phones and services with substantially the same features and functions as the one and two-way messaging products and services provided by us, and have priced such devices and services competitively.

        We face competition from other messaging providers in all markets in which we operate, as well as from cellular, PCS and other mobile wireless telephone companies. Competitors providing wireless messaging and information services continue to create significant competition for a depleting customer base, and providers of mobile wireless phone services such as AT&T Wireless, Cingular, WorldCom, Sprint PCS, Verizon, T-Mobile and Nextel now include wireless messaging as an adjunct service to voice services. In addition, the availability of coverage for mobile phone services has increased, making the two types of service and product offerings more comparable. Cellular and PCS companies seeking to provide wireless messaging services have been able to bring their products to market faster, at lower prices or in packages of products that consumers and businesses find more valuable than those we provide. In addition, many of these competitors, particularly cellular and PCS phone companies, possess greater financial, technical and other resources than those available to us.

Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments.

         We currently anticipate that we will have sufficient tax deductions from our operations, including from the federal income tax attributes that we retained after our emergence from chapter 11, to offset future federal taxable income (before these deductions) for the next several years. The extent to which these tax attributes will be available to offset future federal taxable income depends on factual and legal matters that are subject to varying interpretations. Therefore, despite our expectations, it is possible that we may not have sufficient tax attributes to offset future federal taxable income.

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

        Some of our stock is held or was held by five groups of affiliated entities, each of which holds or held 5% or more of our stock. Depending on the relationship among the entities within four of these groups and the amount of our stock owned by each entity, it may be inappropriate to treat one or all of these four groups as holders of 5% or more of our outstanding stock. These four groups could represent up to an approximate 20% cumulative change in ownership while the fifth group currently represents a 1% cumulative change in ownership.

        If the deductions associated with our tax attributes are insufficient to offset future federal taxable income, or if a change in ownership occurs and our deductions are limited, we would likely generate taxable income and would be required to make current income tax payments. Any such payments would reduce our cash available to repay our outstanding debt and could impair the value of our debt and equity securities.

        To help protect these tax benefits, our board of directors and stockholders approved the merger of our company with a wholly-owned subsidiary. In the merger, which became effective on June 13, 2003, each issued and outstanding share of our common stock was converted into the right to receive one new share of our Class A common stock, which is subject to the following restrictions on transfer. After a cumulative change in ownership of our stock of more than 40%, any transfer of Class A common stock by or to a holder of 5% or more of our outstanding stock will be prohibited unless the transferee or transferor provides notice of the transfer to us and our board of directors approves the transfer. Our board of directors will approve a transfer of Class A common stock if it determines in good faith that the transfer (1) would not result in a cumulative change in ownership of our stock of more than 42% or (2) would not increase the cumulative change in ownership of our stock. Prior to a cumulative change in ownership of our stock of more than 40%, transfers of Class A common stock will not be prohibited except to the extent that they result in a cumulative change in ownership of more than 42%, but any transfer by or to a holder of 5% or more of our outstanding stock requires a notice to us. Similar restrictions apply to the issuance or transfer of an option to purchase Class A common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. Transfers by or to us and any transfer pursuant to a merger approved by the board of directors or any tender offer to acquire all of our outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions. Once the transfer restrictions are no longer necessary to protect the tax benefits associated with our federal income tax attributes, the Class A common stock will be subject to conversion back into common stock without transfer restrictions on a share-for-share basis.

        We cannot assure that the merger and the transfer restrictions on the Class A common stock will prevent a change in ownership or otherwise enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

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

        Motorola discontinued the production of messaging devices in 2002. We entered into a last time purchase arrangement, which ended September 30, 2002, that allowed us to purchase specific quantities of certain models of one and two-way messaging devices. Since that time,

o	we have entered into development and purchase agreements with PerComm Inc. for two-way messaging devices,

o	we have commenced ordering new one-way messaging devices from three alternative sources,

o	we have purchased reconditioned one-way messaging devices in the secondary market, and

o	we are evaluating several additional vendors as alternative sources of one and two-way messaging devices.

        We believe that our existing inventory and purchases from other available sources of new and reconditioned devices will be sufficient to meet our expected one and two-way device requirements for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our debt financing consists of fixed rate secured notes, which are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of September 30, 2003. Trading in the notes is infrequent.

Compounded Value	Fair Value	Stated Interest Rate	Scheduled Maturity
$111.9 million	$114.1 million	12%	2009

Item 4. Controls and Procedures

        Our company’s management, with the participation of our chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

        Our board of directors has set Thursday, April 29, 2004 as the date for our 2004 annual meeting of stockholders. The time of day and place of the 2004 annual meeting will be announced in the formal notice of the meeting.

        Proposals by stockholders that are intended for inclusion in our proxy statement and proxy and to be presented at the 2004 annual meeting pursuant to SEC Rule 14a-8 must be submitted to our corporate secretary at our principal executive offices, 1800 West Park Drive, Suite 250, Westborough, Massachusetts 01581, no later than December 22, 2003 in order to be considered for in inclusion in our proxy materials relating to that meeting.

        In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the board of directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be made in writing and received by our corporate secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting of stockholders. However, in the event that the annual meeting of stockholders in any year is advanced by more than 20 days, or delayed by more than 60 days, from the first anniversary of the preceding year’s annual meeting of stockholders, a stockholder’s notice must be received no earlier than 90 days prior to such annual meeting and not later than the close of business on the later of (A) the 60th day prior such annual meeting and (B) the 10th day following the day on which notice of the date of such annual meeting was mailed or public disclosure of the date of such annual meeting was made, whichever occurs first. Because the date of our 2004 annual meeting of stockholders has been set for April 29, 2004, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2004 annual meeting must be received by our corporate secretary at our principal executive offices no earlier than January 30, 2004 and no later than February 29, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)	The following reports on Form 8-K were filed for the quarter for which this report is filed:

Current Report on Form 8-K dated July 23, 2003 and filed July 24, 2003 (reporting, under item 5, the trading of Arch’s Class A common stock on the Nasdaq National Market).

Current Report on Form 8-K dated August 7, 2003 and filed August 8, 2003 (furnishing, under item 12, Arch’s press release reporting financial results for the quarter ended June 30, 2003).

Current Report on Form 8-K dated and filed September 26, 2003 (reporting, under item 5, the effectiveness of a supplemental indenture relating to the 12% subordinated secured compounding notes due 2009 of Arch’s wholly owned subsidiary).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003	ARCH WIRELESS, INC. BY: /S/ J. Roy Pottle —————————————— J. Roy Pottle Executive Vice President and Chief Financial Officer (principal financial and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Supplemental Indenture, dated September 26, 2003, among Arch Wireless Holdings, Inc.
the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12%
Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (1)
31.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003
31.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003
32.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)
and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, dated November 12, 2003
32.2*	Certificate of the Chief Financial Officer pursuant to Rule 14a-14(b) or Rule 15d-14(b)
and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, dated November 12, 2003

*	Filed herewith
(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated and filed September 26, 2003.