Form 10-K
period 2003-12-31
ARCH WIRELESS INC
filed 2004-03-01
CIK 915390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934      X

For the Fiscal Year Ended December 31, 2003

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
SECURITIES EXCHANGE ACT OF 1934:
Class A Common Stock Par Value $0.0001 Per Share
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003 was approximately $114,027,065.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES     X       NO

The number of shares of Registrant’s common stock outstanding on February 20, 2004 was 19,483,929.

Portions of the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

General

        We are a leading provider of wireless messaging and information services in the United States. Currently, we provide one and two-way wireless messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other messaging devices, including pagers, personal digital assistants, also called PDAs, and personal computers. We also offer wireless information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection for both one and two-way messaging subscribers. Our services are commonly referred to as wireless messaging and information services.

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

        Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless email messages to other messaging devices, including pagers, PDAs and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small QWERTY keyboard that enables subscribers to type messages which are sent to other devices as noted above.

        In addition to messaging services, one and two-way messaging devices may be used to access voice mail, personalized greetings and message storage and retrieval services. Voice mail allows a caller to leave a recorded message that is stored in the carrier’s computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber’s messaging device and can retrieve the stored message by calling a designated telephone number. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber’s messaging device or voice mailbox. Message storage and retrieval allows a subscriber who leaves his or her designated service area to retrieve messages that arrived during the subscriber’s absence from his or her service area. In addition to the services discussed above, both one-way alphanumeric and two-way messaging devices may be used to receive other wireless information services such as stock quotes, news, weather and sports updates.

        Mobile telephone service providers such as cellular and broadband personal communications services, known as PCS, carriers provide telephone voice services as well as services that are functionally identical to the one and two-way messaging services provided by wireless messaging carriers such as Arch. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS telephones. These handsets are also capable of receiving numeric, alphanumeric and e-mail messages as well as information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting and message storage and retrieval.

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

        We believe demand for our one and two-way messaging services has declined over the past several years and will continue to decline for the foreseeable future. The decline in demand for our messaging services has largely been attributable to competition from cellular and broadband PCS carriers and, to a lesser extent, the weak economy.

        One-way messaging subscribers, such as those we serve, typically pay a flat monthly service fee, unlike subscribers to cellular telephone or PCS services, which historically have paid a variable usage component. However, cellular, PCS and other mobile phone companies now offer bundled service plans which include both local and long distance minutes with caller ID, voice mail and numeric and alphanumeric messaging for use at no additional charge as well as bundled service plans at fixed monthly rates. The fees and prices of these and other plans have fallen so that these services compete directly with one and two-way messaging services.

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

        Our customers are either businesses with employees who want to be accessible to their offices or customers, first responders who need to be accessible in emergencies, individuals who wish to be accessible to friends or family members, or third parties, known as resellers, that pay us to use our networks. Our customers include proprietors of small businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.

We market and distribute our services through a direct sales force and a small indirect sales force.

    Direct.        Our direct sales force leases or sells devices directly to customers ranging from small and medium-sized businesses to Fortune 500 companies, health care and related businesses and government agencies. Our direct sales force represents our most significant sales and marketing efforts and we intend to continue to market to commercial enterprises utilizing our direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers.

    Indirect.        Our indirect sales force sells devices and access to our messaging networks to third parties, or resellers, who then resell messaging services to consumers or small businesses. Resellers generally are not exclusive distributors of our services and often have access to the networks of more than one provider. Competition among network providers to attract and maintain resellers is based primarily upon price. We intend to continue to provide access to our messaging networks to resellers and to concentrate on relationships that are profitable and where longer-term partnerships can be established and maintained.

        The following tables set forth units in service and revenue associated with our two channels of distribution:

	As of December 31,
(units in thousands)	2001		2002		2003
	Units	%	Units	%	Units	%
Direct	5,916	70%	4,312	76%	3,674	83%
Indirect	2,584	30	1,328	24	763	17

Total	8,500	100%	5,640	100%	4,437	100%

	For the Year Ended December 31,
(dollars in thousands)	2001		2002		2003
	Revenue	%	Revenue	%	Revenue	%
Direct	$1,025,904	88%	$746,462	91%	$554,345	93%
Indirect	137,610	12	72,267	9	43,133	7

Total	$1,163,514	100%	$818,729	100%	$597,478	100%

        Our customers may subscribe to one or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Additional services, such as stock quotes, news, weather and sports updates are included, voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

        A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet his or her messaging needs. Local coverage generally allows the subscriber to receive messages within a small geographic area, such as a city. Regional coverage allows a subscriber to receive messages in a larger area, which may include a large portion of a state or sometimes groups of states. Nationwide coverage allows a subscriber to receive messages in major markets throughout the United States. The monthly fee generally increases with coverage area. Two-way messaging is generally offered on a nationwide basis.

        The following table summarizes the coverage areas and service offerings of our units in service at specified dates:

	December 31,
(units in thousands)	2001		2002		2003
	Units	%	Units	%	Units	%
Local / Regional Numeric	5,844	69%	3,588	64%	2,706	61%
Local / Regional Alphanumeric	1,798	21	1,409	25	1,235	28
Nationwide Numeric	228	3	163	3	113	3
Nationwide Alphanumeric	296	3	128	2	93	2
Two-Way Messaging	334	4	352	6	290	6

Total	8,500	100%	5,640	100%	4,437	100%

        We provide wireless messaging services to subscribers for a monthly fee, as described above. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks.

        The following table summarizes the number of units in service owned by us, our subscribers and our resellers at specified dates:

	December 31,
(units in thousands)	2001		2002		2003
	Units	%	Units	%	Units	%
Owned and leased by Arch	5,100	60%	4,005	71%	3,310	75%
Owned by our subscribers	816	10	307	5	364	8
Owned by resellers or their subscribers	2,584	30	1,328	24	763	17

Total	8,500	100%	5,640	100%	4,437	100%

Messaging Networks and Licenses

        We hold licenses to operate at various frequencies in the 150, 450 and 900 Mhz bands of the broadcast band frequency spectrum although over 90% of our subscribers are served on networks operated in the 900 Mhz range. These licenses are utilized to provide one and two-way messaging services over our networks.

        We operate local, regional and nationwide one-way networks, which enable our subscribers to receive messages over a desired geographic area. Our one-way messaging networks operating in the 150 and 450 Mhz frequency bands utilize the POCSAG messaging protocol, developed by Motorola, Inc. This protocol is an older technology and is less efficient due to slower transmission speeds. One-way networks operating in 900 Mhz frequency bands utilize the FLEX ™ protocol also developed by Motorola. The FLEX™ protocol is a newer technology having the advantage of functioning at higher network speeds which increases the volume of messages that can be transmitted over the network.

        Our two-way messaging network uses the ReFLEX 25™ protocol, also developed by Motorola. ReFLEX 25™ promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25™ protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEX™ protocols. The two-way messaging network operates under a set of licenses, called narrowband PCS, which as noted above use 900 Mhz frequencies. These licenses must comply with specified minimum build-out requirements. We have satisfied the five-year build-out requirements established by the Federal Communications Commission and we are in the process of completing the 10-year build-out requirements in accordance with separate construction deadlines for each license, which occur between September 29, 2004 and January 25, 2005. We expect the remaining aggregate cost of these minimum build-outs will be minimal.

        Although the capacity of our networks vary by market, we have a significant amount of excess capacity, much of which was acquired in conjunction with our Paging Network, Inc. and MobileMedia Communications, Inc. acquisitions. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations which we believe will result in lower operating expenses.

Competition

        The wireless messaging industry is highly competitive. Companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service.

        We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for our messaging services include Metrocall, Verizon Wireless, Skytel (a division of MCI, Inc.) and a variety of other regional and local providers. The products and services we offer also compete with a broad array of wireless messaging services provided by mobile telephone companies. This competition has intensified as prices for these services have declined, and these providers have incorporated messaging capability into their mobile phone devices. Many of these companies possess financial, technical and other resources greater than ours. Such providers currently competing with us in one or more markets include AT&T Wireless, Cingular, Sprint PCS, Verizon Wireless, T-Mobile and Nextel.

        While cellular, PCS and other mobile telephone services are, on average, more expensive than the one and two-way messaging services we provide, such mobile telephone service providers typically provide one and two-way messaging service as an element of their basic service package. It is estimated that almost all PCS and other mobile phone devices currently sold in the United States are capable of sending and receiving one and two-way messages. Subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, one and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices for cellular, PCS and other mobile telephone services has led many subscribers to select combined voice and messaging services as an alternative to stand alone messaging services.

Sources of Equipment

        We do not manufacture any of the messaging devices our customers need to take advantage of our services or any of the network equipment we utilize to provide messaging services. We historically purchased messaging devices primarily from Motorola, which discontinued production of messaging devices in 2002. Since then, we have developed relationships with several vendors for new equipment, and used equipment is available in the secondary market from various sources. We believe that our existing inventory of Motorola devices and purchases from other available sources of new and reconditioned devices will be sufficient to meet our expected device requirements for the foreseeable future.

        In addition, we currently have excess network equipment as a result of our efforts to consolidate our networks and from prior purchases of network equipment that we believe will be sufficient to meet our equipment requirements for the foreseeable future.

Regulation

Federal Regulation

        Licenses granted to us by the Federal Communications Commission have varying terms of up to 10 years, at which time the Federal Communications Commission must approve renewal applications. In the past, Federal Communications Commission renewal applications generally have been granted upon showing compliance with Federal Communications Commission regulations and adequate service to the public. It is possible that there may be competition for radio spectrum associated with licenses as they expire, thereby increasing the chance of third party intervention in renewal proceedings. Other than those still pending, the Federal Communications Commission has thus far granted each license renewal we have filed.

        The Communications Act of 1934, as amended, requires radio licensees such as us to obtain prior approval from the Federal Communications Commission for the assignment or transfer of control of any construction permit or station license or authorization of any rights thereunder. The Federal Communications Commission has thus far granted each assignment or transfer request we have made in connection with a change of control.

         As a result of various decisions by the Federal Communications Commission over the last few years, we no longer pay fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with our services and in some instances we received refunds for prior payments to certain local exchange carriers. We have entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. We may be liable to local exchange carriers for costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for us, depending on further Federal Communications Commission disposition of these issues and the agreements reached between us and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the Federal Communications Commission in our favor, we may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on our operating results, these or similar requirements could have a material adverse effect on our operating results in the future.

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

Trademarks

        We own the service marks “Arch” and “Arch Paging”, and we hold federal registrations for the service marks “Arch Wireless” and “PageNet” as well as various other trademarks.

Employees

        At February 20, 2004, we employed 2,074 persons. None of our employees is represented by a labor union. We believe our employee relations are good.

ITEM 2.   PROPERTIES

        At December 31, 2003, we owned eight office buildings and leased office space, including our executive offices, in approximately 117 locations in 38 states. At December 31, 2003, two of the owned office buildings were under contract to be sold for estimated net proceeds of $1.1 million.

        We lease transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 5,750 locations in all 50 states, the U.S. Virgin Islands and Puerto Rico. These leases are for various terms and provide for monthly lease payments at various rates.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

        Our common stock traded on the OTC Bulletin Board from January 1, 2002 until May 29, 2002 under the symbol “ARCH.” When we emerged from our chapter 11 proceedings on May 29, 2002, all of our formerly outstanding common stock was cancelled in accordance with our plan of reorganization and our former common stockholders ceased to have any ownership interest in us. The shares of our new common stock issued under our plan of reorganization now trade on the Nasdaq National Market under the symbol “AWIN” and on the Boston Stock Exchange under the symbol “AWL.”

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

        The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our old common stock are prices on the OTC Bulletin Board through May 29, 2002. Prices for our new common stock are prices on the Nasdaq National Market from May 30, 2002 through June 5, 2002 and sales prices on the OTC Bulletin Board from June 6, 2002 through July 22, 2003 and on the Nasdaq National Market after that date.

Reorganized Company
2003	High	Low
Fourth Quarter	$20.69	$11.24
Third Quarter	$12.60	$7.13
Second Quarter	$7.85	$2.56
First Quarter	$2.93	$1.88
2002
Fourth Quarter	$2.670	$0.320
Third Quarter	$1.010	$0.420
Second Quarter beginning May 30, 2002	$6.000	$0.850
Predecessor Company
Second Quarter through May 29, 2002	$0.010	$0.001
First Quarter	$0.020	$0.004

        The number of common stockholders of record as of February 20, 2004 was 5,421. Arch believes the number of beneficial common stockholders is approximately 1,000.

Transfer Restrictions on Common Stock

        On June 12, 2003, our stockholders approved a merger between Arch and a wholly owned subsidiary. Pursuant to the merger, which became effective on June 13, 2003, each issued and outstanding share of our $0.001 par value common stock was converted into the right to receive one share of Class A common stock, par value of $0.0001 per share. The rights of the Class A common stock are identical to those of the common stock except for the par value and certain restrictions on the transfer of shares of Class A common stock. The transfer restrictions will become effective once a cumulative change in ownership, as defined in sections 382 and 383 of the Internal Revenue Code, of 40% has occurred and generally restrict shareholders who hold 5% or more of the outstanding Class A common stock from entering into certain transactions without our prior approval. Once the transfer restrictions are no longer necessary to protect tax benefits associated with our federal income tax attributes, the Class A common stock will be subject to conversion back into common stock, without transfer restrictions, on a share-for-share basis.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. The indentures for our 12% notes prohibit declaration or payment of cash dividends. We anticipate that until our 12% notes are repaid substantially all of future earnings will be used to finance our business and repay our 12% notes. Our future dividend policy will depend on our earnings, capital requirements and financial condition, our financing agreements, if any, and other factors that our board of directors considers relevant.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following table sets forth our selected historical consolidated financial and operating data for each of the five years ended December 31, 2003. On May 29, 2002, we emerged from proceedings under chapter 11 of the bankruptcy code. For financial statement purposes, our results of operations and cash flows have been separated as pre and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See Note 3 of Notes to Consolidated Financial Statements. For purposes of the selected data below, we refer to our results prior to May 31, 2002 as results for our predecessor company and we refer to our results after May 31, 2002 as results for our reorganized company. However, for the reasons described in Note 3, certain aspects of the predecessor company financial statements for the periods before we emerged from bankruptcy are not comparable to the reorganized company’s financial statements

        The selected financial and operating data as of December 31, 1999, 2000, 2001, 2002 and 2003 and for each of the three years ended December 31, 2001, for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the year ended December 31, 2003 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended 1999 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the report previously issued by Arthur Andersen LLP on our financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this annual report. This previously issued report has not been reissued by Arthur Andersen LLP.

        The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

(dollars in thousands except per share amounts)	Predecessor Company				Reorganized Company
	Year Ended December 31,			Five Months Ended May 31,	Seven Months Ended December 31,	Year Ended December 31,
	1999	2000	2001	2002	2002	2003
Statements of Operations Data:
Revenues	$641,824	$851,082	$1,163,514	$365,360	$453,369	$597,478
Operating expenses:
Cost of products sold	34,954	35,861	42,301	10,426	7,740	5,580
Service, rental and maintenance	132,400	182,993	306,256	105,990	135,295	192,159
Selling	84,249	107,208	138,341	35,313	37,897	45,639
General and administrative	180,726	263,901	388,979	116,668	136,257	166,167
Depreciation and amortization	309,434	500,831	1,584,482	82,720	103,875	118,917
Stock based and other compensation	—	—	—	—	6,979	11,420
Reorganization expense	—	—	154,927	—	—	—
Restructuring charges	(2,200)	5,425	7,890	—	—	11,481

Operating income (loss)	(97,739)	(245,137)	(1,459,662)	14,243	25,326	46,115
Interest and non-operating expenses, net	(188,249)	(169,252)	(258,870)	(2,068)	(19,469)	(19,237)
Gain on extinguishment of debt	6,963	58,603	34,229	1,621,355	—	—
Equity in loss of affiliate	(3,200)	—	—	—	—	—
Other income	—	—	—	—	—	516

Income (loss) before reorganization items, net and fresh start accounting adjustments	(282,225)	(355,786)	(1,684,303)	1,633,530	5,857	27,394
Reorganization items, net	—	—	—	(22,503)	(2,765)	(425)
Fresh start accounting adjustments, net	—	—	—	47,895	—	—

Income (loss) before income taxes and cumulativeeffect of change in accounting principle	(282,225)	(355,786)	(1,684,303)	1,658,922	3,092	26,969
Income tax benefit (expense)	—	46,006	121,994	—	(2,265)	(10,841)

Income (loss) before cumulative effect of change in accounting principle	(282,225)	(309,780)	(1,562,309)	1,658,922	827	16,128
Cumulative effect of change in accounting principle	(3,361)	—	(6,794)	—	—	—

Net income (loss)	$(285,586)	$(309,780)	$(1,569,103)	$1,658,922	$827	$16,128

Basic net income (loss) per common share:
Net income (loss) before accounting change	$(8.99)	$(4.10)	$(8.79)	$9.09	$0.04	$0.81
Accounting change	(0.11)	—	(0.04)	—	—	—

Net income (loss)	$(9.10)	$(4.10)	$(8.83)	$9.09	$0.04	$0.81

Diluted net income (loss) per common share:
Net income (loss) before accounting change	$(8.99)	$(4.10)	$(8.79)	$9.09	$0.04	$0.81
Accounting change	(0.11)	—	(0.04)	—	—	—

Net income (loss)	$(9.10)	$(4.10)	$(8.83)	$9.09	$0.04	$0.81

Other Operating Data:
Capital expenditures, excluding acquisitions	$113,651	$140,285	$109,485	$44,474	$39,935	$25,446

(dollars in thousands)	As of December 31,
	Predecessor Company			Reorganized Company
	1999	2000	2001	2002	2003
Balance Sheet Data:
Current assets	$85,303	$211,443	$244,453	$115,231	$105,511
Total assets	1,353,045	2,309,609	651,633	437,924	509,872
Long-term debt, less current maturities (1)	1,322,508	1,679,219	—	162,185	40,000
Liabilities subject to compromise (1)	—	—	2,096,280	—	—
Redeemable preferred stock (1)	28,176	30,505	—	—	—
Stockholders' equity (deficit)	(245,735)	(94,264)	(1,656,911)	118,393	354,623

(1)	In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, known as SOP 90-7, at December 2001, we classified substantially all of our pre-petition liabilities and redeemable preferred stock as “Liabilities Subject to Compromise.” See Note 3 to the Consolidated Financial Statements.

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

Overview

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements and “Factors Affecting Future Operating Results,” which describes key risks associated with our operations and industry.

        We derive the majority of our revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. In addition, the ratio of gross placements for a period to the number of sales representatives for the same period, referred to as gross placements per sales representative, is also reviewed. This measurement together with the gross placement rate reflects the productivity of our direct sales force. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success retaining subscribers which is important in order to maintain recurring revenues and to control operating expenses.

        The following table sets forth our gross placements and disconnects for the periods stated.

	For the Year Ended December 31,
(units in thousands)	2001		2002		2003
	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
Direct	1,483	2,936	907	2,327	584	1,223
Indirect	1,897	3,838	530	1,694	242	806

Total	3,380	6,774	1,437	4,021	826	2,029

        The demand for one-way messaging services declined during the three years ended December 31, 2003, and we believe demand will continue to decline for the foreseeable future. During 2001, units in service decreased by 3,394,000 units due to subscriber cancellations. During 2002, units in service decreased by an additional 2,860,000 units, of which 2,584,000 were due to subscriber cancellations and 276,000 were due to the partial divestiture of our interest in two Canadian subsidiaries, which resulted in the financial results of these subsidiaries no longer being consolidated into our financial statements commencing in December 2002. During 2003, units in service decreased by 1,452,000 units as a result of operations. This decrease does not include the addition of 249,000 units which resulted from reversal of the remaining portion of the one-time, 1,000,000 unit reduction recorded in the fourth quarter of 2000 for definitional differences and potential unit reductions associated with the conversion and cleanup of accounts acquired in the PageNet acquisition. Since Arch has completed the conversion and final review of these accounts, the remainder of this prior unit reduction was recorded as a one-time increase in the fourth quarter, which increased our units in service at December 31, 2003.

        The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit, is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly. The following table sets forth our average revenue per unit by distribution channel for the periods stated.

	For the Year Ended December 31,
	2001	2002	2003
Direct	$12.20	$11.73	$11.50
Indirect	3.03	3.12	3.53
Consolidated	8.99	9.40	9.85

        While average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. The increase in our consolidated average revenue per unit for the years ended December 31, 2002 and 2003 was due primarily to a change in the mix of units in service between the two channels of distribution rather than increases in monthly charges per unit. The number of units in the indirect channel, as a percentage of our total number of units in service, decreased to 17% at December 31, 2003 from 24% and 30% at December 31, 2002 and, 2001, respectively. This decrease in the number of indirect units in service, as a percentage of our total number of units in service, was the primary contributor to the overall increase in average revenue per unit for the year ended December 31, 2003 compared to the same periods in 2002 and 2001. Despite the overall increase in average revenue per unit, the decrease in average revenue per unit in our direct distribution channel is the most significant indicator of rate-related changes in our revenues. We anticipate that average revenue per unit for our direct units in service will decline in future periods and the decline will be primarily due to the mix of messaging services demanded by our customers, the percentage of customers with fewer units in service and, to a lesser extent, changes in monthly charges.

        As discussed earlier, customers with more units in service generally have lower monthly charges for similar services due to volume discounts and historically have had lower disconnect rates. Therefore, as the percentage of our direct units in service becomes more concentrated with customers that have more units in service, our average revenue per unit and disconnect rate should decline. The following table sets forth our units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for 2003. As presented below, average revenue per unit in service differs from that disclosed previously as these calculations only include contractual recurring revenues. Several revenue items are usage or transaction based and these amounts, which vary from period to period, are excluded from this calculation.

(units in thousands)	For the Year Ended December 31, 2003
	Number of Customers	Units in Service	% of Total Units in Service	Average Revenue per Unit
Beginning Units in Service
Customers with 1-10 units in service	646,924	1,053	23.1%	$12.36
Customers with 11-100 units in service	36,749	1,018	22.3	10.25
Customers with >100 units in service	4,880	2,489	54.6	8.39

Total	688,553	4,560	100.0%	9.80

Ending Units in Service
Customers with 1-10 units in service	428,197	717	19.5%	$12.29
Customers with 11-100 units in service	27,349	767	20.9	10.06
Customers with >100 units in service	3,908	2,190	59.6	8.09

Total	459,454	3,674	100.0%	9.41

        The total beginning units in service disclosed in the table above differs from the 2002 direct units in service disclosed previously as the amount above reflects the 249,000 unit reduction described previously.

        The following table includes our gross placements, disconnects and net gains (losses) of units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for 2003. The gross placement, disconnect and net gain (loss) rates set forth below are calculated by dividing the relevant measure, gross placements, disconnects or net gains (losses) by average units in service and are presented on an average monthly basis.

(units in thousands)	For the Year Ended December 31, 2003
	Units Placed/ Disconnected	% of Total	Placement, Disconnect and Net Loss Rate
Gross Placements
Customers with 1-10 units in service	76	13.1%	0.7%
Customers with 11-100 units in service	138	23.6	1.3
Customers with >100 units in service	370	63.3	1.3

Total	584	100.0%	1.2%

Disconnects
Customers with 1-10 units in service	(412)	28.0%	4.0%
Customers with 11-100 units in service	(389)	26.5	3.7
Customers with >100 units in service	(669)	45.5	2.4

Total	(1,470)	100.0%	3.0%

Net Gains (Losses)
Customers with 1-10 units in service	(336)	37.9%	(3.2)%
Customers with 11-100 units in service	(251)	28.3	(2.4)
Customers with >100 units in service	(299)	33.8	(1.1)

Total	(886)	100.0%	(1.8)%

        The tables above illustrate the increasing concentration of customers with more units in service and how the net gain (loss) rate decreases as the number of units with a customer increases, thereby resulting in lower overall disconnect rates and average revenue per unit. We anticipate this trend to continue in future periods, which should result in lower revenues though the rate of revenue decline should decrease.

        Our revenues were $1.2 billion, $818.7 million and $597.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. As noted above, the demand for our messaging services has declined over this three-year period and, as a result, operating expense management and control are important to our financial results. Certain of our operating expenses are especially important to overall expense control, these operating expenses are categorized as follows:

o	Service, rental and maintenance. These are expenses associated with the operation of our networks and the provision of messaging services and consist largely of telephone charges to deliver messages over our networks and lease payments for locations on which we maintain transmitters.

o	Selling. These are expenses associated with our direct and indirect sales forces. This classification consists primarily of salaries, commissions and advertising expense.

o	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.

        We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues. The ratio of revenues less the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses to revenues is referred to as operating margin. Operating margin is a key indicator of our operating efficiency. Even though the operating expenses are classified as described above, expense controls are also performed on a functional expense basis. In 2003, we incurred approximately 75% of our operating expenses in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expense.

        Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. We review the number of employees in major functional work groups, such as direct sales, customer service, collections and inventory on a monthly basis. The ratio of the number of direct units in service or total units in service per employee in each functional work group is reviewed to ensure functional groups, that are largely dependent on the number of units in service, maintain or improve this ratio. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize physical locations.

        Lease payments for transmitter locations are largely dependent on our messaging networks. As described in “Messaging Networks and Licenses,” we operate local, regional and nationwide one-way messaging networks and a two-way messaging network. These networks each require locations on which to place transmitters, receivers and antennas. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations, which we refer to as network rationalization. In 2002 and 2003, we removed 3,800 and 4,520 transmitters from various networks, respectively, and plan to remove approximately 1,200 additional transmitters in 2004.

        Telephone expenses are incurred to interconnect our messaging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telephone expense to vary regardless of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Therefore, based on the factors discussed above, absent efforts that are underway to review telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which we operate, telephone expenses do not necessarily vary in direct relationship to units in service.

        The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $875.9 million, $585.6 million and $409.5 million for the years ended December 31, 2001, 2002 and 2003, respectively, and operating margins in those periods were 24.7%, 28.5%, and 31.5%, respectively. The reduction in the total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses for 2002 and 2003 resulted in an increase in operating margin, which indicates expense reductions outpaced the decline in revenues for the same periods. Since it is anticipated that demand for one and two-way messaging will continue to decline, expense reductions will continue to be necessary in order for us to maintain operating margins at current levels.

Results of Operations

        On May 29, 2002, we emerged from proceedings under chapter 11 of the bankruptcy code. Pursuant to our plan of reorganization, all of our former equity securities were cancelled and the holders of approximately $1.8 billion of our former indebtedness received securities which represented substantially all of our consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes (which have been fully repaid), $100 million aggregate principal amount of 12% subordinated secured compounding notes and approximately 95% of our new common stock. The remaining shares of new common stock have been or will be distributed to certain members of our senior management under the terms of our plan of reorganization. All but one of our former directors were replaced by new directors, although no material changes have occurred in our senior management.

        For financial statement purposes, our results of operations and cash flows have been separated as pre and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See Note 3 of Notes to Consolidated Financial Statements. For purposes of the following discussion we refer to our results prior to May 31, 2002 as results for our predecessor company and we refer to our results after May 31, 2002 as results for our reorganized company. The results of the reorganized company and the predecessor company for the three years ended December 31, 2003 are discussed below. However, for the reasons described in Note 3 and due to other non-recurring adjustments, certain aspects of the predecessor company financial statements for the periods before we emerged from bankruptcy are not comparable to the reorganized company’s financial statements. The following items are particularly noteworthy:

o	a gain of $1.6 billion was recognized in May 2002 from the discharge and termination of debt upon emergence from bankruptcy;

o	a gain of $47.9 million was recognized in May 2002 due to fresh start accounting adjustments;

o	reorganization expenses of $22.5 million and $2.8 million were recognized in the five months ended May 31, 2002 and the seven months ended December 31, 2002, respectively, and;

o	we did not accrue $76.0 million of contractual interest while we operated in bankruptcy for the five months ended May 31, 2002.

Comparison of the Results of Operations for the Year Ended December 31, 2003 to the Results for the Seven Months Ended December 31, 2002 and for the Year Ended December 31, 2001 to the Five Months Ended May 31, 2002

        Our financial statements present separate operating results and cash flows for the predecessor company for periods prior to our emergence from bankruptcy, as well as operating results and cash flows for the reorganized company after our emergence from bankruptcy. The predecessor company had no results of operations after the effective date of the plan of reorganization, which was May 31, 2002 for accounting purposes, and the reorganized company had no results prior to the effective date. The predecessor company results reflect the application of “fresh-start” accounting that resulted from our chapter 11 reorganization. Consequently, the predecessor and reorganized company results of operations and cash flows are not comparable. The predecessor company had five months of results and the reorganized company had seven months of results through December 31, 2002 and the predecessor company had twelve months of operations in 2001.

        Comparison of the twelve month period ended December 31, 2003 to the seven month period ended December 31, 2002 for the reorganized company and comparison of the twelve month period ended December 31, 2001 to the five month period ended May 31, 2002 for the predecessor company is not meaningful since the primary explanation for changes in items is the significant difference in the number of months included in each period. Accordingly, a detailed comparison of the results of operations for these periods is not presented.

        However, discussions regarding certain operating trends in revenues and operating expenses are meaningful to an understanding of our fiscal 2003 results. Those discussions have been incorporated into the sections “Comparison of the Results of Operations for the Years Ended December 31, 2002 and 2003” and “Comparison of the Results of Operations for the Years Ended December 31, 2001 and 2002,” presented below.

Comparison of the Results of Operations for the Years Ended December 31, 2002 and 2003

	For the Year Ended,				Change Between
	2002		2003		2002 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$818,729	100.0%	$597,478	100.0%	$(221,251)	(27	.0)%
Selected operating expenses:
Cost of products sold	18,166	2.2	5,580	0.9	(12,586)	(69.3)
Service, rental & maintenance .	241,285	29.5	192,159	32.2	(49,126)	(20.4)
Selling	73,210	8.9	45,639	7.6	(27,571)	(37.7)
General and administrative	252,925	30.9	166,167	27.8	(86,758)	(34.3)

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and the sale of devices. Device sales represented less than 10% of total revenues for the years ended December 31, 2002 and 2003. We do not differentiate between service and rental revenues. The decrease in revenues consisted of a $212.2 million decrease in recurring fees associated with the provision of messaging services and a $9.1 million decrease in revenues from device transactions. The table below sets forth units in service and recurring fees, the changes in each between 2002 and 2003 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Revenue
	2002	2003	Change	2002	2003	Change	Change due to ARPU	Change due to Units
One-way messaging	5,288	4,147	(1,141)	$660,694	$468,954	$(191,740)	$5,774	$(197,514)
Two-way messaging	352	290	(62)	123,472	103,035	(20,437)	(14,065)	(6,372)

Total	5,640	4,437	(1,203)	$784,166	$571,989	$(212,177)	$(8,291)	$(203,886)

        As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in reductions in recurring fees due to the lower volume of subscribers. In addition, as the percentage of customers with more than 100 units in service increases, our average revenue per unit and disconnect rate is expected to decline. The impact of these events should result in a slowing in the decline in revenues.

        Payroll and related expenses are our largest expense, representing 37.9% of the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses and 26.0% of revenues in 2003. The payroll and related expenses in each significant category of expense are included in the following table:

	For the Year Ended,				Change Between
	2002		2003		2002 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Service, rental & maintenance	$37,088	4.5%	$30,350	5.1%	$(6,738)	(18.2)%
Selling	69,176	8.4	43,490	7.3	(25,686)	(37.1)
General and administrative	123,272	15.1	81,518	13.6	(41,754)	(33.9)

Total	$229,536	28.0%	$155,358	26.0%	$(74,178)	(32.3)%

As discussed earlier, we review the ratio of the number of direct units in service per employee in each functional work group to ensure that functional groups, which are largely dependent on the number of units in service, maintain or improve this ratio. The number of employees and the ratio of direct units in service per employee for each category of expense are included in the table below:

	For the Year Ended,				Change Between
	2002		2003		2002 and 2003
	# of Employees	Units per Employee	# of Employees	Units per Employee	# of Employees	Units per Employee
Service, rental & maintenance	516	8,357	482	7,621	(34)	(736)
Selling	890	4,845	592	6,205	(298)	1,360
General and administrative	2,262	1,906	1,121	3,277	(1,141)	1,371

Total	3,668	1,176	2,195	1,673	(1,473)	497

        The decrease in the number of employees resulted in $74.2 million lower payroll and related expense for 2003 and the ratio of direct units in service per employee improved in each functional work group except service, rental and maintenance. Service, rental and maintenance consists largely of field technicians and their managers. Even though the number of employees included in this work group decreased during 2003, the number of direct units in service declined at a faster rate, resulting in a decrease in the number of units per employee and an increase in the percentage of revenue. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. In 2003 we maintained higher staffing levels as we removed 4,520 transmitters in conjunction with our efforts to consolidate our networks. The decrease in payroll expenses related to selling was due primarily to a decrease in the number of sales representatives and sales management which resulted from our continuing efforts to maintain or improve sales force productivity; therefore, as units in service decline, fewer sales personnel are required. The decrease in payroll and related expenses included in general and administrative expenses was due to a lower number of employees in this category at December 31, 2003. In particular, the 1,141 fewer employees was due primarily to the improvement in the ratio of direct units in service per employee, in various work groups, such as customer service, collections and inventory.

        Cost of products sold consists of the cost basis of devices sold to or lost by our customers, respectively. The decrease in this expense in 2003 was due to the revaluation of device basis that occurred upon our emergence from chapter 11 in May 2002 and to lower numbers of device transactions due to lower units in service in 2003.

        Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended,				Change Between
	2002		2003		2002 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Lease payments for transmitter locations	$115,910	14.2%	$101,150	16.9%	$(14,760)	(12.7)%
Telephone related expenses	55,181	6.7	36,708	6.2	(18,473)	(33.5)
Payroll and related expenses	37,088	4.5	30,350	5.1	(6,738)	(18.2)
Fees paid to other network
providers	7,672	0.9	2,585	0.4	(5,087)	(66.3)
Operator dispatch fees	5,751	0.7	4,434	0.7	(1,317)	(22.9)
Other	19,683	2.4	16,932	2.8	(2,751)	(14.0)

Total	$241,285	29.4%	$192,159	32.1%	$(49,126)	(20.4)%

        As illustrated in the table above, service, rental and maintenance expenses decreased $49.1 million from 2002, however the percentage of these costs to revenues increased, primarily due to lease payments for transmitter locations. As discussed earlier, we have reduced the number of transmitters in service in conjunction with our plan to consolidate our networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. During the quarter ended December 31, 2003, we recorded an $11.5 million restructuring charge associated with a lease agreement for transmitter locations. Under the terms of this agreement, we are required to pay certain minimum amounts for a designated number of transmitter locations. However, during the quarter, we determined the designated number of transmitter locations was in excess of our current and anticipated needs and as a result ceased use of these locations. This charge did not affect lease payments for transmitter locations in 2003, but will result in lower expense in 2004 of approximately $8 million. The remaining obligation associated with this agreement will be paid over the next six quarters.

        The decrease in telephone expenses resulted from savings associated with the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities. The decrease in fees paid to other network providers was due primarily to our efforts to migrate customers from other network providers to our networks and, to a lesser extent, lower units in service. The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

        Service, rental and maintenance expenses related to two-way messaging were $38.9 million for the year ended December 31, 2003, compared to $46 million for the same period in 2002. The reduction in these expenses in 2003 was due primarily to lower fees paid to third party network providers which resulted from our efforts to migrate customers to our network.

        We believe the primary service, rental and maintenance expense reduction in 2004 will relate to lease payments for transmitter locations. In 2003, we recognized a beneficial trend in these payments as a result of our ongoing program to reduce the number of networks we operate. We expect this trend to continue in future periods, but we cannot guarantee the level and specific timing of savings as these expenses are based on underlying contracts which, depending on the particular contract, may or may not result in immediate expense savings.

        General and administrative expenses consist of the following significant items:

	For the Year Ended,				Change Between
	2002		2003		2002 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll and related expenses	$123,272	15.1%	$81,518	13.6%	$(41,754)	(33.9)%
Bad debt	35,256	4.3	8,247	1.4	(27,009)	(76.6)
Facility expenses	21,711	2.7	17,529	2.9	(4,182)	(19.3)
Telephone	15,385	1.9	10,076	1.7	(5,309)	(34.5)
Outside services	14,455	1.8	13,642	2.3	(813)	(5.6)
Taxes and permits	6,004	0.7	8,814	1.5	2,810	46.8
Other	36,842	4.4	26,341	4.4	(10,501)	(28.5)

Total	$252,925	30.9%	$166,167	27.8%	$(86,758)	(34.3)%

        The decrease in bad debt expense was due to improved collections and lower levels of overall accounts receivable which resulted from decreases in revenues as described above. The $4.2 million decrease in facilities expense was due to the closure of various office facilities in conjunction with our efforts to reduce the number of physical locations at which we operate. The decrease in telephone expense was due primarily to fewer calls to our call centers due to less units in service and the reduction of physical locations at which we operate. Taxes and permits consists primarily of property, franchise and gross receipts taxes. The increase in 2003 was due primarily to 2002 including approximately $14.9 million of items (see “Comparison of the Results of Operations for the Years Ended December 31, 2001 and 2002” below) which either did not recur or occurred at lower rates in 2003. During the fourth quarter of 2003 we reduced our estimates for future sales and property tax liabilities by $1.1 million and $2.0 million, respectively, which resulted in lower taxes and permits expense for the quarterly and annual results. We anticipate taxes and permits expense to increase in 2004 as we do not expect similar adjustments in future periods.

        Depreciation and amortization expenses decreased to $118.9 million for the year ended December 31, 2003 from $186.6 million for the same period in 2002. This decrease was due primarily to the revaluation of our long-lived assets which occurred in conjunction with fresh-start accounting on May 31, 2002. The revaluation resulted in a different basis of accounting for the reorganized company and the predecessor company, and therefore, comparison of the results for the years ended December 31, 2002 and 2003, is not meaningful or appropriate.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. The increase in this expense in the year ended December 31, 2003 was due primarily to the recognition of approximately $1.3 million of compensation expense associated with the issuance of options to purchase 249,996 shares of common stock to certain members of our board of directors and the recognition of approximately $3.1 million related to the adoption of a long-term incentive plan.

        Interest expense decreased to $19.2 million for the year ended December 31, 2003 from $20.5 million for the same period in 2002. Due to our filing for protection under chapter 11, we did not record interest expense on our debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before emerging from bankruptcy was $76.0 million for the five months ended May 31, 2002. Our current outstanding notes are at fixed rates, therefore interest expense is dependent only on outstanding balances. During the year ended December 31, 2003, we completed the redemption of our 10% notes and entered into several transactions to reduce the balance of our 12% notes, including:

o	in October 2003, the repurchase and retirement of notes with $22.4 million aggregate compounded value

o	the mandatory redemption of $2.7 million compounded value on November 15, 2003

o	the optional redemption of $11.8 million and $15 million compounded value on November 20 and December 31, 2003, respectively

o	the announcement on December 31, 2003 of the optional redemption of $10 million compounded value which was made on January 30, 2004, and

o	subsequent to December 31, 2003, announced the optional redemption of an additional $10 million compounded value to be made in March 2004.

        The completion of the repayment of our 10% notes and the transactions described above resulted in lower average debt during 2003 and will result in lower average outstanding debt in 2004 which in turn will result in lower interest expense in future periods.

        Reorganization items were $25.3 million and $425,000 for the years ended December 31, 2002 and 2003, respectively. These expenses consisted of professional and other fees associated with our bankruptcy proceedings. We did not incur significant reorganization items in the year ended December 31, 2003 due to our emergence from chapter 11 in May 2002.

        For the year ended December 31, 2003, we recognized a $10.8 million deferred income tax provision based on an effective tax rate of approximately 40%. The provision for the seven months ended December 31, 2002 was recorded an effective tax rate of approximately 70% due to the timing difference of certain reorganization items expensed during that period. The increase in the provision for the current year is primarily due to the current year having five additional months of operations. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results — Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payment” for further discussion.

Comparison of the Results of Operations for the Years Ended December 31, 2001 and 2002

	For the Year Ended,				Change Between
	2001		2002		2002 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$1,163,514	100.0%	$818,729	100.0%	$(344,785)	(29	.6)%
Selected operating expenses:
Cost of products sold	42,301	3.6	18,166	2.2	(24,135)	(57.1)
Service, rental & maintenance	306,256	26.3	241,285	29.5	(64,971)	(21.2)
Selling	138,341	11.9	73,210	8.9	(65,131)	(47.1)
General and administrative	388,979	33.4	252,925	30.9	(136,054)	(35.0)

        Revenues consist primarily of recurring fees associated with the provision of messaging services, and for the lease and sale of devices. Device sales represented less than 10% of total revenues for the years ended December 31, 2001 and 2002. We do not differentiate between service and lease revenues.

        The decrease in revenues consisted of a $317.6 million decrease in recurring fees associated with the provision of messaging services and a $27.2 million decrease in revenues from device transactions. The table below sets forth units in service and recurring fees, the changes in each between 2001 and 2002 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit.

	Units in Service			Revenue
	2001	2002	Change	2001	2002	Change	Change due to ARPU	Change due to Units
One-way messaging	8,166	5,288	(2,878)	$1,002,270	$660,694	$(341,576)	$(48,530)	$(293,045)
Two-way messaging	334	352	18	99,492	123,472	23,980	(9,410)	33,390

Total	8,500	5,640	(2,860)	$1,101,762	$784,166	$(317,596)	$(57,940)	$(259,655)

        As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in continued volume-related reductions in recurring fees.

        Payroll and related expenses are our largest expense, representing 39.0% of the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses and 27.8% of revenues in 2002. These expenses are included in each of the significant categories of expense as follows:

	For the Year Ended,				Change Between
	2001		2002		2001 and 2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Service, rental & maintenance	$44,812	3.9%	$37,088	4.5%	$(7,724)	(17.2)%
Selling	122,028	10.5	69,176	8.4	(52,852)	(43.3)
General and administrative	158,082	13.6	123,272	14.9	(34,810)	(22.0)

Total	$324,922	28.0%	$229,536	27.8%	$(95,386)	(29.4)%

        We review the ratio of the number of direct units in service per employee in each functional work group to ensure that functional groups, that are largely dependent on the number of units in service, maintain or improve this ratio. The number of employees and the ratio of direct units in service per employee for each category of expense are included in the table below:

	For the Year Ended,				Change Between
	2001		2002		2001 and 2002
	# of Employees	Units per Employee	# of Employees	Units per Employee	# of Employees	Units per Employee
Service, rental & maintenance	726	8,154	516	8,357	(210)	203
Selling	1,500	3,945	890	4,845	(610)	900
General and administrative	3,199	1,849	2,262	1,906	(937)	57

Total	5,425	1,091	3,668	1,176	(1,757)	85

The decrease in the number of employees resulted in $95.4 million lower payroll and related expense for 2002 and the ratio of direct units in service per employee improved in each functional work group. The decrease in payroll expenses from 2001 and 2002 is due to the same conditions discussed in the comparison of 2002 and 2003 results.

        Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended,				Change Between
	2001		2002		2001 and 2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Lease payments for transmitter
locations	$116,735	10.0%	$115,910	14.2%	$(825)	(0.7)%
Telephone related expenses	83,211	7.2	55,181	6.7	(28,030)	(33.7)
Payroll and related expenses	45,932	3.9	37,088	4.5	(8,844)	(19.3)
Fees paid to other network
providers	21,717	1.9	7,672	0.9	(14,045)	(64.7)
Operator dispatch fees	14,470	1.2	5,751	0.7	(8,719)	(60.2)
Other	24,191	2.1	19,683	2.4	(4,508)	(18.6)

Total	$306,256	26.3%	$241,285	29.4%	$(64,971)	(21.2)%

        Service, rental and maintenance expenses decreased $65.0 million from 2001, however the percentage of these costs to revenue increased, primarily due to lease payments for transmitter locations remaining consistent from 2001 to 2002. We began reducing the number of transmitters in service in conjunction with our plan to consolidate our networks in 2002, however the timing of the removals was generally in the latter half of the year. The timing of the 2002 equipment removals and other factors discussed earlier were the primary reasons that lease payments for transmitter locations decreased moderately in 2002. The decrease in telephone expense resulted from (i) permanent savings due to consolidation of network facilities, favorable rate adjustments and lower usage-based charges due to declining units in service and (ii) a $4.4 million accrual adjustment due to favorable settlement of certain contract disputes. The decrease in fees paid to other network providers was due primarily to our efforts to migrate customers from other network providers to our networks and to a lesser extent lower units in service. The decrease in operator dispatch fees was due primarily to lower units in service and to a lesser extent the utilization of other means to contact alphanumeric subscribers, such as the Internet.

        General and administrative expenses consist of the following significant items:

	For the Year Ended,				Change Between
	2001		2002		2001 and 2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll and related expenses	$162,026	13.9%	$123,272	15.1%	$(38,754)	(23.9)%
Bad debt	58,473	5.0	35,256	4.3	(23,217)	(39.7)
Facility expenses	39,275	3.4	21,711	2.7	(17,564)	(44.7)
Outside services	28,490	2.4	14,455	1.8	(14,035)	(49.3)
Taxes and permits	22,322	1.9	6,004	0.7	(16,318)	(73.1)
Telephone	21,204	1.8	15,385	1.9	(5,819)	(27.4)
Other	57,189	5.0	36,842	4.4	(20,347)	(35.6)

Total	$388,979	33.4%	$252,925	30.9%	$(136,054)	(35.0)%

        Bad debt decreased due primarily to improved collections and lower levels of overall accounts receivable which resulted from the decreases in revenues described above. Facilities costs were lower in 2002 due to the closure of facilities in conjunction with the PageNet integration and to a lesser extent the consolidation of operating divisions. The decrease in outside services was due primarily to lower consulting and temporary employee expenses in 2002 which were necessary in 2001 to complete the conversion of PageNet’s billing systems to our billing system. The decrease in telephone expense was due to fewer calls to our call centers due to less units in service and the reduction of physical locations at which we operate. Taxes and permits were lower during 2002 due to the following:

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

        Depreciation and amortization expenses decreased to $186.6 million in the year ended December 31, 2002 from $1.6 billion in 2001. The decrease was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way messaging equipment, computer equipment and intangible assets and the associated reduction in the carrying value of fixed and intangible assets. Depreciation and amortization expense for the seven months ended December 31, 2002 included $12.1 million of additional depreciation on certain types of one-way transmitters. The estimated useful life of these transmitters was reduced to be consistent with their removal from service in connection with our program to reduce the number of networks we operate. Approximately $9.3 million of this additional depreciation was the result of reducing the carrying value of transmitters to scrap value as such transmitters had been removed from service.

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

        In 2001, reorganization costs consisted of the accretion of $133.8 million of debt discounts, the write off of $11.4 million of deferred financing fees and $9.3 million of professional and other fees associated with the bankruptcy filing. Restructuring charges in 2001 included $5.9 million associated with our prior recapitalization plan which was withdrawn and $2.0 million of restructuring charges associated with the integration of PageNet operations.

        Interest expense decreased to $21.0 million for the year ended December 31, 2002 from $226.9 million in 2001. Due to our filing for protection under chapter 11, we stopped recording interest expense on our bank debt and senior notes from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred before the bankruptcy filing was approximately $76.0 million and $13.0 million for the five months ended May 31, 2002 and year ended December 31, 2001, respectively. The notes outstanding at December 31, 2002 were at fixed rates. During the seven months ended December 31, 2002, we redeemed $90 million of the 10% notes.

        In May 2002, upon emergence from chapter 11, we recognized a gain of $1.6 billion resulting from the discharge and termination of debt incurred before the bankruptcy filing. For the year ended December 31, 2001, we recognized a gain of $34.2 million on the retirement of debt exchanged for predecessor company stock.

        Other expense was $1.0 million for the year ended December 31, 2002, compared to other expense of $31.9 million for the year ended December 31, 2001. In 2001, other expense included a $15.0 million charge resulting from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, known as SFAS No. 133, and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

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

        On January 1, 2001, we adopted SFAS No. 133, which required that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended March 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represented the impact of initially recording the derivatives at fair value as of January 1, 2001.

        Net income was $1.7 billion for the year ended December 31, 2002 as a result of the factors outlined above, including a $1.6 billion gain on extinguishment of debt recorded in May 2002. Net loss was $1.6 billion for the year ended December 31, 2001 as a result of the factors outlined above, including the $976.2 million impairment charge recorded in June 2001.

Liquidity and Capital Resources

Overview

        Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with $34.6 million of cash on hand at December 31, 2003, will be adequate to meet our anticipated cash requirements for the foreseeable future.

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

Sources of Funds

        Our principal sources of cash are net cash provided by operating activities plus cash on hand.

        Cash Flow. Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Year Ended December 31,
	2001	2002	2003
	(dollars in millions)
Net cash provided by operating activities	$47.4	$206.7	$181.2
Net cash (used in) provided by investing activities	$65.6	$(85.7)	$(22.0)
Net cash used in financing activities	$(95.2)	$(156.0)	$(161.9)

        Investing activities in 2003 consisted primarily of capital expenditures net of proceeds from the sale of several buildings and other assets of approximately $3.2 million. Financing activities in 2003 consisted solely of repayment of debt.

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

    Borrowings.        The following table describes our principal borrowings at December 31, 2003 and associated debt service requirements.

Compounded Value	Interest	Maturity Date	Required Amortization
$60.0 million	12%, payable in cash semi-annually	May 15, 2009	Semi-annually in amounts equal to excess cash - see note (1) below

(1)	Excess cash payments are required:

o	on each November 15 and May 15, the payment dates, to the extent cash at the prior quarter end exceeds $45 million ($35 million subsequent to September 30, 2004), after taking into account required interest and principal payments due on the payment date and certain working capital adjustments;

o	out of the proceeds of asset sales in excess of $2 million; and

o	out of specified kinds of insurance and condemnation proceeds.

        We have fully redeemed our previously issued 10% senior notes totaling $200 million principal amount, plus accrued interest, and as a result of the transactions that took place in 2003, the balance of our 12% notes was reduced from $111.9 million to $60.0 million at December 31, 2003. Upon completion of the announced redemptions for 2004 the balance of our 12% notes will be $40 million.

        If a change in control (as defined in the indenture) occurs, we will be required to make an offer to purchase the 12% notes at 101% of the outstanding principal amount plus accrued and unpaid interest through the purchase date.

        The indentures for the 12% notes impose restrictions, including the following:

o	prohibition on restricted payments, including cash dividends, redemptions of stock or stock equivalents and optional payments on debt subordinated to the notes;

o	prohibition on incurring additional indebtedness;

o	prohibition on liens on our assets;

o	prohibition on making or maintaining investments except for permitted cash-equivalent type instruments;

o	prohibition on consolidations, mergers or sale of assets outside the ordinary course of business;

o	prohibition on transactions with affiliates; and

o	compliance with certain quarterly financial covenants including, but not limited to, (1) minimum earnings before interest, income taxes, depreciation and amortization, (2) minimum number of direct units in service, (3) minimum total consolidated service, rental and maintenance revenues and (4) maximum capital expenditures.

        We were in compliance with our financial covenants at December 31, 2003.

        In February 2004, we entered into a supplemental indenture to waive the financial covenants associated with (1) minimum earnings before interest, income taxes, depreciation and amortization, (2) minimum number of direct units in service and (3) minimum total consolidated service, rental and maintenance revenues for the quarters ended June 30, 2004 through March 31, 2005.

        Without this supplemental indenture, we may not have been in compliance with certain financial covenants on various future dates.

Capital Expenditures and Commitments

        Our business requires funds to finance capital expenditures for subscriber equipment and network system equipment.

        Our capital expenditures decreased from $84.4 million for the year ended December 31, 2002 to $25.4 million for the year ended December 31, 2003. Capital expenditures primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. We funded our 2003 capital expenditures with net cash provided by operating activities. Messaging device purchases were lower in the first two quarters of 2003 than levels experienced during the third and fourth quarters of 2003, as we had been utilizing inventory purchased in conjunction with a purchase arrangement we had with Motorola, Inc. that expired on September 30, 2002.

        We estimate that capital expenditures for 2004 will be approximately $23 million. These expenditures will be used primarily for messaging devices. However, the actual amount of capital we require will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of new gross placements, technological developments, competitive conditions and the nature and timing of our strategy to consolidate our networks.

        Contractual Obligations. As of December 31, 2003, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These obligations primarily relate to devices and certain telephone expenses. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$60,000	$20,000	$—	$—	$40,000
Operating lease obligations	122,113	57,884	54,117	7,758	2,354
Purchase obligations	32,900	24,188	8,712	—	—
Other long-term liabilities	3,884	—	3,069	—	815

Total	$218,897	$102,072	$65,898	$7,758	$43,169

        Off-Balance Sheet Arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Application of Critical Accounting Policies

        The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition, capitalization of device refurbishment costs, asset retirement obligations, restructuring reserves and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, known as SFAS No. 144, we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2003, we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

        In conjunction with the application of SOP 90-7, our assets were recorded at their fair values based principally on a third-party appraisal as of May 29, 2002. However, if the assessment of the criteria above were to change and the projected undiscounted cash flows were lower than the carrying value of the assets, we would be required to record impairment charges related to our long-lived assets.

Reserves for Doubtful Accounts and Service Credits

        We record two reserves against our gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $12.8 million and $5.0 million at December 31, 2002 and 2003, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $9.7 million and $3.6 million at December 31, 2002 and 2003, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Revenue Recognition

        Our revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables , known as EITF No. 00-21, we evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and device sale revenue. Accordingly, we recognize messaging service revenue over the period the service is performed and revenue from device sales is recognized at the time of shipment. We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. The adoption of EITF No. 00-21, on July 1, 2003, resulted in approximately $945,000 of additional revenue being recognized in the year ended December 31, 2003.

        Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements, known as SAB 101, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At December 31, 2003, we had approximately $2.1 million of deferred revenue and $610,000 of deferred expense that will be recognized in future periods, principally over the next five fiscal quarters.

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

        We had approximately 3.3 million leased units in service as of December 31, 2003, which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical; therefore, we capitalize a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the years ended December 31, 2002 and 2003, $14.4 million and $1.9 million, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal but opposite amounts and depreciation expense would differ on a prospective basis.

Asset Retirement Obligations

        We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, known as SFAS No. 143, in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term, therefore a future obligation exists. We have recognized cumulative asset retirement obligation assets of $4.7 million through December 31, 2003, $991,000 of which was recorded in 2003. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation and amortization expense in 2003 includes $3.6 million related to depreciation of these assets. The asset retirement obligation assets, and their corresponding liabilities, recorded to date relate to either our current plans to consolidate our networks or to the removal of assets at an estimated future terminal date.

        At December 31, 2002 and 2003, accrued expenses included $1.7 million and $1.0 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. The costs associated with the 2003 network consolidations exceeded the original removal cost estimate by $790,000, which is included in the cumulative asset discussed above. In addition, we recorded a $202,000 adjustment to the original asset retirement obligation related to the 2004 network consolidation. This estimate was based on our 2004 operating plan. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability.

        At December 31, 2002 and 2003, other long-term liabilities included $788,000 and $815,000 related primarily to an estimate of assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes at the time we adopted SFAS No. 143. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

        We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts and our operating results would differ in the future by any difference in depreciation expense and accreted operating expense.

Restructuring Charges

        From time to time, we cease to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying lease agreements. We review exit costs in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, known as SFAS No. 146. The provisions of SFAS No. 146 require us to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements. Subsequent to recording a reserve, changes in market or other conditions may result in changes to assumptions upon which the original reserve was recorded that could result in an adjustment to the reserve and, depending on the circumstances, such adjustment could be material.

Income Taxes

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis.  In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods.  This assessment requires significant judgement.  In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

        We established a valuation allowance against our net deferred tax assets upon emergence from bankruptcy since, based on information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2003, we determined, based on operating income for the past two years, repayment of our notes well ahead of schedule and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets.

        Under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, reductions in a deferred tax asset valuation allowance that existed as of the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The release of the valuation allowance reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven month period ended December 31, 2002 and the year ended December 31, 2003, respectively. After reduction of our intangibles recorded in conjunction with fresh start accounting, the remaining reduction of the valuation allowance of $217.0 million was recorded as an increase to stockholders’ equity as of December 31, 2003.

        In accordance with provisions of the Internal Revenue Code, we were required to apply the cancellation of debt income arising in conjunction with the provisions of our plan of reorganization against tax attributes existing as of December 31, 2002. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of various tax laws and regulations and it has a material effect on the tax attributes remaining after allocation, and thus our future tax position. As a result of the method used to allocate cancellation of debt income for financial reporting purposes as of December 31, 2002, we had no net operating losses remaining and the tax basis of certain other tax assets were reduced. Other methods of allocating the cancellation of debt income are possible based on different interpretations of various tax laws. In August 2003, the IRS issued additional regulations regarding the allocation of cancellation of debt income. We evaluated these regulations and determined that an alternative method of allocation was more probable than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred tax assets and stockholders’ equity being recognized than would have been recognized using the December 31, 2002 allocation method. Had this method been utilized at December 31, 2002, the only effect on our consolidated financial statements would have been the amounts disclosed in the footnotes to the financial statements as we would have, at that point in time, concluded that a full valuation allowance was appropriate on the additional deferred tax assets.

        We believe that we are more likely than not to recover our net deferred tax assets of $219.6 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of December 31, 2003, we would require approximately $550 million in cumulative future operating income to be generated at various times over approximately the next twenty years to realize our net deferred tax assets. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.

Inflation

        Inflation has not had a material effect on our operations to date. System equipment and operating costs have not increased in price and the price of wireless messaging devices have tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. Our general operating expenses, such as salaries, lease payments for transmitter locations, employee benefits and occupancy costs, are subject to normal inflationary pressures.

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

        Reductions in the number of units in service significantly affects the results of operations of wireless messaging service providers since operations no longer benefit from the recurring revenue generated from the units in service. In addition, the sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Our units in service have declined for the past several years and we believe they will continue to decline for the foreseeable future. These reductions in units in service have resulted in substantial decreases in revenues. We expect to continue to experience significant declines in units in service and revenues for the foreseeable future.

        In order to continue to generate net cash provided by operating activities, given the anticipated decreases in revenues described above, reductions in operating expenses have been, and will continue to be, necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 37.0% of our service, rental and maintenance, selling and general and administrative expenses in 2003. Reductions in these expenses are dependent on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Due to the nature of the underlying contractual agreements for our transmitter locations, there can be no assurance that the consolidation of the transmitter locations will result in immediate, proportionate savings in lease payments. Furthermore, our efforts to consolidate the number of transmitter locations could lead to further unit cancellations as some subscribers may experience a reduction in, or possible disruptions of, service.

        We are dependent on net cash provided by operating activities as our principal source of liquidity. If our assumed reductions in operating expenses are not met, or if revenues decline at a more rapid rate than anticipated and that decline cannot be offset with additional expense reductions, net cash provided by operating activities would be adversely affected. If we are not able to achieve anticipated levels of net cash provided by operating activities, we may be required to reduce desired capital expenditures, which could result in higher losses of units in service.

        We believe that future fluctuations in revenues, operating expenses and operating results may occur due to many factors, particularly the decreased demand for one and two-way messaging services, and fluctuations could be material. These fluctuations, if material, could have a significant impact on our net cash provided by operating activities, which could impair the value of our securities.

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

        If we experience a change in ownership, as defined in sections 382 and 383 of the Internal Revenue Code, we could have significant limits on the amounts and timing of the use of various tax attributes. Generally, a change in ownership will occur if a cumulative change in ownership of more than 50% occurs. The cumulative change in ownership is a measurement of the change in ownership of our stock held by stockholders that own 5% or more of our stock. In general terms, it will equal the aggregate of any increase in the percentage of stock owned by stockholders that own 5% or more of our stock over the lowest percentage of stock owned by each of them during the prior three years, but not prior to May 29, 2002, the day we emerged from bankruptcy.

        For example, if a stockholder owned 5.5% of our outstanding stock on May 29, 2002 and subsequently purchased additional shares so that it now owns 9.5% of our outstanding stock, that stockholder’s subsequent acquisitions of our shares would contribute to a change in ownership of 9.5% minus 5.5%, or 4.0%. We would combine the change in ownership calculations for all of our 5% or more stockholders whose interests have increased to calculate the cumulative change in ownership. If the aggregate increase in the ownership percentage of all of these stockholders exceeds 50%, then a change in ownership will have occurred. In making these calculations, all holders of less than 5% of our outstanding stock are combined and treated as one stockholder with more than 5% of our stock.

        We believe that since our emergence from chapter 11 we have undergone a cumulative change in ownership of approximately 18.0%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative change in ownership may be more or less than 18.0% and, in any event, will increase by reason of any subsequent transactions in our stock by stockholders who own 5% or more of our stock.

        If the deductions associated with our tax attributes are insufficient to offset future federal taxable income, or if a change in ownership occurs and our deductions are limited, we would likely generate taxable income and would be required to make current income tax payments. Any such payments could impair the value of our securities.

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

        We cannot guarantee that the merger and the transfer restrictions on the Class A common stock will prevent a change in ownership or otherwise enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

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

Recent and Pending Accounting Pronouncements

        In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted FIN No. 45 on January 1, 2003. In February 2003, as permitted under Delaware law, we entered into indemnification agreements with 18 persons, including each of our directors and certain members of management, for certain events or occurrences while the director or member of management is, or was serving, at our request in that capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid under the terms of the policy. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Therefore, in accordance with FIN No. 45, we have not recorded a liability for these agreements as of December 31, 2003.

        In November 2002, the Emerging Issues Task Force, known as EITF, issued No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The effects of EITF No. 00-21 on our revenue recognition policies is discussed above in “Application of Critical Accounting Policies.”

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 and issued a revision to that guidance, FIN No. 46-R, in December 2003. FIN No. 46 and FIN No 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 are applicable to us for any interests entered into after January 31, 2003 and the provisions of FIN No. 46-R will be effective in the quarter ended March 31, 2004. We do not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, known as SFAS No. 149. This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We adopted SFAS No. 149 on July 1, 2003 and the adoption did not have a material effect on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, known as SFAS No. 150. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003 and the adoption did not have a material effect on our financial statements or results of operations.

        In December 2003, the SEC issued SAB No. 104, Revenue Recognition, known as SAB 104, which supercedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our debt financing consists of fixed rate secured notes, which are secured by substantially all of our assets.

Subordinated Secured Compounding Notes, Fixed Rate Debt:

        Our fixed rate secured notes are traded publicly and are subject to market risk. The fair values of our fixed rate notes were based on market quotes as of December 31, 2003.

Principal Balance	Fair Value	Stated Interest Rate	Scheduled Maturity
$60.0 million	$ 63.6 million	12%	2009

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

        Prior to their engagement, neither we, nor anyone acting on our behalf, consulted PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

        For the fiscal years ended December 31, 2002 and 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.   CONTROLS AND PROCEDURES

        Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

        The information required by Items 10 through 14 are incorporated by reference to the Registrant’s definitive Proxy Statement for its 2004 annual meeting of stockholders.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Report of Independent Auditors
		Financial Statements
		Consolidated Balance Sheets as of December 31, 2002 and 2003 (Reorganized Company)

		Consolidated Statements of Operations for the Year Ended December 31, 2001, the Five Months Ended May 31, 2002 (Predecessor Company), the Seven Months Ended December 31, 2002 and the Year Ended December 31, 2003 (Reorganized Company)

		Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended December 31, 2001, the Five Months Ended May 31, 2002 (Predecessor Company), the Seven Months Ended December 31, 2002 and the Year Ended December 31, 2003 (Reorganized Company)

		Consolidated Statements of Cash Flows for the Year Ended December 31, 2001, the Five Months Ended May 31, 2002 (Predecessor Company), the Seven Months Ended December 31, 2002 and the Year Ended December 31, 2003 (Reorganized Company)
		Notes to Consolidated Financial Statements
(a)	(2)	Financial Statement Schedule
		Schedule II - Valuation and Qualifying Accounts
(b)		Reports on Form 8-K
		Current Report on Form 8-K dated November 11, 2003 and filed November 12, 2003 (furnishing, under item 12, Arch's press release reporting financial results for the quarter ended September 30, 2003)
(c)		Exhibits
		The exhibits listed in the accompanying index to exhibits are filed as part of this annual report on Form 10-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2004	ARCH WIRELESS, INC. BY: /s/ C. Edward Baker, Jr. —————————————— C. Edward Baker, Jr. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ C. Edward Baker, Jr	Chairman of the Board and Chief Executive	March 1, 2004
C. Edward Baker, Jr	Officer (principal executive officer)
/s/ J. Roy Pottle	Executive Vice President and Chief Financial	March 1, 2004
J. Roy Pottle	Officer (principal financial officer and principal accounting officer)
/s/ James V. Continenza	Director	March 1, 2004
James V. Continenza
/s/ Eric Gold	Director	March 1, 2004
Eric Gold
/s/ Carroll D. McHenry	Vice Chairman of the Board	March 1, 2004
Carroll D. McHenry
/s/ Matthew Oristano	Director	March 1, 2004
Matthew Oristano
/s/ William E. Redmond, Jr	Director	March 1, 2004
William E. Redmond, Jr
/s/ Richard A. Rubin	Director	March 1, 2004
Richard A. Rubin
/s/ Samme L. Thompson	Director	March 1, 2004
Samme L. Thompson

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2003 (Reorganized Company)	F-5
Consolidated Statements of Operations for the Year Ended December 31, 2001, the Five
Months Ended May 31, 2002 (Predecessor Company), the Seven Months Ended December 31,
2002 and the Year Ended December 31, 2003 (Reorganized Company)	F-6
Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended December 31,
2001, the Five Months Ended May 31, 2002 (Predecessor Company), the Seven Months Ended
December 31, 2002 and the Year Ended December 31, 2003 (Reorganized Company)	F-7
Consolidated Statements of Cash Flows for the Year Ended December 31, 2001, the Five
Months Ended May 31, 2002 (Predecessor Company), the Seven Months Ended December 31,
2002 and the Year Ended December 31, 2003 (Reorganized Company)	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Arch Wireless, Inc.:

In our opinion, the accompanying consolidated statements of operations, of cash flows and of changes in stockholders’ equity for the period from January 1, 2002 to May 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Arch Wireless, Inc. and its subsidiaries (Predecessor Company) for the period from January 1, 2002 to May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Arch Wireless, Inc. and its subsidiaries for the year ended December 31 2001, prior to the adjustments discussed in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 7, 2002 (except for the matter discussed in Note 15 to the 2001 financial statements as to which the date is May 29, 2002).

As discussed in Note 3 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on May 29, 2002. Upon emergence from bankruptcy, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

As discussed above, the consolidated financial statements of Arch Wireless, Inc. for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1 to the consolidated financial statements, these consolidated financial statements have been restated to reclassify gains on the extinguishment of debt in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002, which was adopted by the Reorganized Company as of June 1, 2002. We audited the adjustments described in Note 1 to the consolidated financial statements that were applied to restate the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Arch Wireless, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 26, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Arch Wireless, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of Arch Wireless, Inc. and its subsidiaries (Reorganized Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and for the period from June 1, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on May 29, 2002. Upon emergence from bankruptcy, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 26, 2004

The Report of Independent Public Accountants below is a copy of a report previously issued by Arthur Andersen LLP, which has not been reissued by Arthur Andersen LLP. The consolidated balance sheet at December 31, 2001 and the consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2000 are not required to be presented in this Form 10-K. The note references in the opinion below are to the financial statements included in our Form 10-K/A for the year ended December 31, 2001 filed June 13, 2002. As discussed in Note 1 in the consolidated financial statements, the Company has revised its consolidated financial statements for the year ended December 31, 2001 to reclassify gains on the extinguishment of debt in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002", which was adopted by the Reorganized Company as of June 1, 2002. The Arthur Andersen LLP report does not extend to these revisions. The revisions related to these reclassifications were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instrument and hedging activities in accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 7, 2002 (except
for the matter discussed in
Note 15 as to which the date is May 29, 2002)

ARCH WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$37,187	$34,582
Accounts receivable (less reserves of $22,492 and $8,645 in 2002 and
2003, respectively)	45,308	26,052
Deposits	4,880	6,776
Prepaid rent	9,857	514
Prepaid expenses and other	17,999	7,381
Deferred income taxes	—	30,206

Total current assets	115,231	105,511

Property and equipment:
Land, buildings and improvements	20,649	19,601
Messaging and computer equipment	363,966	368,829
Furniture, fixtures and vehicles	6,445	6,006

	391,060	394,436
Less accumulated depreciation and amortization	87,278	180,563

Property and equipment, net	303,782	213,873

Assets held for sale	3,311	1,139

Intangible and other assets (less accumulated amortization of $3,510
and $5,666 in 2002 and 2003, respectively)	15,600	3

Deferred income taxes	—	189,346

	$437,924	$509,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt	$55,000	$20,000
Accounts payable	8,412	8,836
Accrued compensation and benefits	20,948	17,820
Accrued network costs	10,052	7,893
Accrued property and sales taxes	12,672	10,076
Accrued interest	1,446	1,520
Accrued restructuring charges	—	11,481
Accrued other expenses	12,324	8,104
Customer deposits	7,011	5,126
Deferred revenue	28,693	20,351

Total current liabilities	156,558	111,207

Long-term debt, less current maturities	162,185	40,000

Other long-term liabilities	788	4,042

Stockholders' equity:
Common stock—50,000,000 shares authorized, 20,000,000 shares
issued and outstanding	20	2
Additional paid-in capital	121,456	339,928
Deferred stock compensation	(4,330)	(2,682)
Retained earnings	1,247	17,375

Total stockholders' equity	118,393	354,623

	$437,924	$509,872

        The accompanying notes are an integral part of these consolidated financial statements.

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)

	Predecessor Company (Note 3)		Reorganized Company (Note 3)
	Year Ended December 31, 2001	Five Months Ended May 31, 2002	Seven Months Ended December 31, 2002	Year Ended December 31, 2003
Revenues	$1,163,514	$365,360	$453,369	$597,478
Operating expenses:
Cost of products sold (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	42,301	10,426	7,740	5,580
Service, rental and maintenance (exclusive of
depreciation, amortization and stock based and other
compensation shown separately below)	306,256	105,990	135,295	192,159
Selling (exclusive of stock based and other
compensation shown separately below)	138,341	35,313	37,897	45,639
General and administrative (exclusive of depreciation,
amortization and stock based and other compensation
shown separately below)	388,979	116,668	136,257	166,167
Depreciation and amortization	1,584,482	82,720	103,875	118,917
Stock based and other compensation	—	—	6,979	11,420
Reorganization expenses	154,927	—	—	—
Restructuring charges	7,890	—	—	11,481

Total operating expenses	2,623,176	351,117	428,043	551,363

Operating income (loss)	(1,459,662)	14,243	25,326	46,115
Interest expense	(230,318)	(2,254)	(18,717)	(19,788)
Interest income	3,371	76	377	551
Gain on extinguishment of debt	34,229	1,621,355	—	—
Other income (expense)	(31,923)	110	(1,129)	516

Income (loss) before reorganization items, net and
fresh start accounting adjustments	(1,684,303)	1,633,530	5,857	27,394
Reorganization items, net	—	(22,503)	(2,765)	(425)
Fresh start accounting adjustments	—	47,895	—	—

Income (loss) before income tax benefit (expense) and
cumulative effect of change in accounting principle	(1,684,303)	1,658,922	3,092	26,969
Income tax benefit (expense)	121,994	—	(2,265)	(10,841)

Income (loss) before cumulative effect of change in
accounting principle	(1,562,309)	1,658,922	827	16,128
Cumulative effect of change in accounting principle	(6,794)	—	—	—

Net income (loss)	(1,569,103)	1,658,922	827	16,128
Preferred stock dividend	(7,260)	—	—	—

Net income (loss) applicable to common stockholders	$(1,576,363)	$1,658,922	$827	$16,128

Basic net income (loss) per common share:
Net income (loss) before accounting change	$(8.79)	$9.09	$0.04	$0.81
Accounting change	(0.04)	—	—	—

Net income (loss)	$(8.83)	$9.09	$0.04	$0.81

Diluted net income (loss) per common share:
Net income (loss) before accounting change	$(8.79)	$9.09	$0.04	$0.81
Accounting change	(0.04)	—	—	—

Net income (loss)	$(8.83)	$9.09	$0.04	$0.81

Basic weighted average common shares outstanding	178,424,997	182,434,590	20,000,000	20,000,000

Diluted weighted average common shares outstanding	178,424,997	182,434,590	20,000,000	20,034,476

        The accompanying notes are an integral part of these consolidated financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock	Class B Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Predecessor Company
Balance, December 31, 2000	$1,615	$20	$1,095,779	$—	$(82)	$(1,191,596)	(94,264)
Net loss	—	—	—	—	—	(1,569,103)	(1,569,103)
Foreign currency translation
adjustments	—	—	—	—	2,073	—	2,073

Total comprehensive loss							(1,567,030)
Issuance of 18,905,989 shares of
common stock in exchange for debt	189	—	11,454	—	—	—	11,643
Conversion of Class B common stock
into common stock	20	(20)	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(7,260)	(7,260)

Balance, December 31, 2001	1,824	—	1,107,233	—	1,991	(2,767,959)	(1,656,911)
Net income	—	—	—	—	—	1,658,922	1,658,922
Foreign currency translation
adjustments	—	—	—	—	(2,011)	—	(2,011)

Total comprehensive income							1,656,911
Cancellation of predecessor equity
interests upon emergence from
bankruptcy	(1,824)	—	(1,107,233)	—	20	1,109,037	—
Issuance of 20,000,000 shares of
Reorganized Company common stock
upon emergence from bankruptcy	20	—	121,456	(5,375)	—	—	116,101

Balance, May 31, 2002	$20	$—	$121,456	$(5,375)	$—	$—	$116,101

Reorganized Company
Balance, June 1, 2002	$20	$—	$121,456	$(5,375)	$—	$—	$116,101
Net income	—	—	—	—	—	827	827
Foreign currency translation
adjustments	—	—	—	—	1,119	—	1,119

Total comprehensive income							1,946
Partial divestiture of Canadian
subsidiaries	—	—	—	—	(1,119)	420	(699)
Amortization of deferred stock
compensation	—	—	—	1,045	—	—	1,045

Balance, December 31, 2002	20	—	121,456	(4,330)	—	1,247	118,393
Net income	—	—	—	—	—	16,128	16,128
Change in par value of common stock	(18)	—	18	—	—	—	—
Issuance of common shares to
management pursuant to plan of
reorganization	—	—	197	(197)	—	—	—
Amortization of compensation expense
associated with stock options issued
to the board of directors	—	—	1,304	—	—	—	1,304
Amortization of deferred stock
compensation	—	—	—	1,845	—	—	1,845
Reversal of valuation allowance
previously recorded against
deferred income tax assets	—	—	216,953	—	—	—	216,953

Balance, December 31, 2003	$2	$—	$339,928	$(2,682)	$—	$17,375	$354,623

        The accompanying notes are an integral part of these consolidated financial statements.

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Predecessor Company (Note 3)		Reorganized Company (Note 3)
	Year Ended December 31, 2001	Five Months Ended May 31, 2002	Seven Months Ended December 31, 2002	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(1,569,103)	$1,658,922	$827	$16,128
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,584,482	82,720	103,875	118,917
Fresh start accounting adjustments	—	(47,895)	—	—
Non-cash reorganization costs	145,584	—	—	—
Deferred income tax (benefit) expense	(121,994)	—	2,265	10,841
Gain on extinguishment of debt	(34,229)	(1,621,355)	—	—
Cumulative effect of accounting change	6,794	—	—	—
Accretion of long-term debt and other non-cash
interest expense	44,138	—	7,185	4,681
Deferred stock compensation	—	—	1,045	3,149
Gain on tower site sale	(3,120)	(1,287)	—	—
Write-off of note receivable	7,500	—	—	—
Loss on sale of FCC licenses	2,435	—	—	—
Provisions for doubtful accounts and service
adjustments	56,913	34,355	35,048	23,244
Gain on disposals of property and equipment	—	—	—	(16)
Other income	—	—	—	(286)
Changes in assets and liabilities:
Accounts receivable	(12,777)	(2,827)	(22,848)	(3,988)
Prepaid expenses and other	(24,877)	(17,225)	12,820	18,065
Accounts payable and accrued expenses	(27,266)	(11,843)	(5,155)	(1,840)
Customer deposits and deferred revenue	(7,925)	4,325	(5,777)	(10,227)
Other long-term liabilities	816	(727)	207	2,577

Net cash provided by operating activities	47,371	77,163	129,492	181,245

Cash flows from investing activities:
Additions to property and equipment, net	(105,993)	(44,474)	(39,935)	(25,446)
Additions to intangible and other assets	(3,492)	—	—	—
Proceeds from disposals of property and equipment	—	—	—	3,176
Issuance of long-term note receivable	—	—	(450)	—
Receipts of long-term note receivable	—	—	—	286
Cash balance related to partial divestiture of
Canadian Subsidiaries	—	—	(870)	—
Sale of FCC licenses	175,000	—	—	—
Acquisition of companies, net of cash acquired	104	—	—	—

Net cash (used for) provided by investing activities	65,619	(44,474)	(41,255)	(21,984)

Cash flows from financing activities:
Issuance of long-term debt	7,910	—	—	—
Repayment of long-term debt	(178,111)	(65,394)	(90,580)	(161,866)
Net proceeds from sale of preferred stock	75,000	—	—	—

Net cash used in financing activities	(95,201)	(65,394)	(90,580)	(161,866)

Effect of exchange rate changes on cash	(596)	32	3	—

Net (decrease) increase in cash and cash equivalents	17,193	(32,673)	(2,340)	(2,605)
Cash and cash equivalents, beginning of period	55,007	72,200	39,527	37,187

Cash and cash equivalents, end of period	$72,200	$39,527	$37,187	$34,582

Supplemental disclosure:
Interest paid	$115,773	$2,257	$10,065	$15,033

Asset retirement obligations	$—	$—	$2,462	$2,236

Repayment of debt with restricted cash	$—	$36,899	$—	$—

Issuance of new debt and common stock in exchange for
liabilities	$—	$416,101	$—	$—

Reorganization expenses paid	$8,336	$22,503	$—	$—

Issuance of Predecessor stock for debt	$18,579	$—	$—	$—

Preferred stock dividend	$7,260	$—	$—	$—

        The accompanying notes are an integral part of these consolidated financial statements.

ARCH WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Restated Financial Statements

        During 2002, the consolidated financial statements have been restated to reclassify gains on the extinguishment of debt for the year ended December 31, 2001 from extraordinary to operating income in compliance with SFAS No. 145, Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002, which was adopted as of June 1, 2002.

2. Organization and Significant Accounting Policies

        Business—Arch Wireless, Inc. (“Arch” or the “Company”) is a leading provider of wireless messaging and information services in the United States. Currently, Arch provides one and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants or PDAs and personal computers. Arch also offers wireless information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

        Bankruptcy-Related Financial Reporting—The consolidated financial statements of Arch, prior to its emergence from chapter 11 on May 29, 2002 (the “Predecessor Company”), have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Substantially all of the Predecessor Company’s pre-petition debt was in default. As required by SOP 90-7, the Predecessor Company recorded the pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Predecessor Company accelerated the accretion of its debt discounts and recorded an expense of approximately $133.8 million during December 2001, which is included in reorganization expense in the Consolidated Statement of Operations. Reorganization expense in 2001 also includes the write-off of $11.8 million of deferred financing costs and $9.3 million of professional fees and other expenses directly related to the bankruptcy filing.

        Arch has prepared the consolidated financial statements on a going-concern basis of accounting. This basis of accounting contemplates continuity of operations, realization of assets and liquidation of liabilities (with the exception of pre-petition liabilities as described above) in the normal course of business. Upon emergence from chapter 11, Arch (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by SFAS No. 141 Business Combinations.

        Risks and Other Important Factors—Based on current and anticipated levels of operations, Arch’s management believes that Arch’s net cash provided by operating activities, together with cash on hand, will be adequate to meet its cash requirements for the foreseeable future.

        In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, Arch may be required to reduce planned capital expenditures, sell assets or seek additional financing. Arch can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services. If the rate of decline for our messaging services exceeds our expectations, revenues will be negatively impacted, and such impact could be material. Arch’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, which could impair the value of Arch’s securities.

        Organization and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies that are 20% — 50% owned entities are accounted for under the equity method of accounting.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Arch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and service credits, revenue recognition, asset retirement obligations, income taxes and restructuring charges. Arch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Reclassifications—Certain amounts from the prior years have been reclassified to conform to current year presentation.

        Long-Lived Assets—Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Buildings and improvements	20 Years
Leasehold improvements	Shorter of 3 Years or Lease Term
Messaging devices	1 - 2 Years
Messaging and computer equipment	1.25 - 8 Years
Furniture and fixtures	5 Years
Vehicles	3 Years

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Arch is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2003, Arch did not believe any such conditions existed. Had these conditions existed, Arch would have assessed the recoverability of the carrying value of the Company’s long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Arch would have projected estimated cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, Arch would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets. Arch recorded an impairment charge of $976.2 million in the second quarter of 2001 (see Note 4).

        In conjunction with the application of SOP 90-7, assets were recorded at their fair values based principally on a third-party appraisal as of May 29, 2002. However, if the assessment of the criteria above were to change and the projected undiscounted cash flows were lower than the carrying value of assets, Arch would be required to record impairment charges related to the Company’s long-lived assets (see Note 3).

        Revenue Recognition—Arch’s revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), Arch evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and device sale revenue. Accordingly, effective July 1, 2003, Arch recognizes messaging service revenue over the period the service is performed and revenue from device sales is recognized at the time of shipment. Arch recognizes revenue when these four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. The adoption of EITF No. 00-21, on July 1, 2003, resulted in approximately $945,000 of additional revenue being recognized in the year ended December 31, 2003.

        Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements (“SAB 101”), Arch bundled the sale of two-way messaging devices with the related service, since the Company had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, Arch will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At December 31, 2003, Arch had approximately $2.1 million of deferred revenue and $610,000 of deferred expense that will be recognized in future periods, principally over the next five fiscal quarters.

        Cash Equivalents—Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.

        Fair Value of Financial Instruments—Arch’s financial instruments, as defined under SFAS No. 107 Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable and debt financing. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2002 and 2003. The fair value of the debt is included in Note 6.

        Derivative Instruments and Hedging Activities—In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. Arch has not designated any outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments during 2001 of approximately $15.0 million were recognized in other expense. All of these derivative instruments were terminated during 2001.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Arch adopted SFAS No. 149 on July 1, 2003 and the adoption did not have any effect on its financial condition or results of operations.

        Stock-Based Compensation—Effective January 1, 2003, compensation expense associated with options is being recognized in accordance with the fair value provisions of SFAS No. 123, Stock Based Compensation, over the options’ vesting period. The transition to these provisions was accounted for and disclosed in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, utilizing the prospective method.

        Prior to December 2002, Arch accounted for its stock option and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. Since all options were issued at a grant price equal to fair market value, no compensation cost was recognized in the statements of operations. In December 2002, the FASB released SFAS No. 148, which Arch adopted at that time. The following table illustrates the effect on net income and earnings per share if Arch had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2001.

2001
(in thousands, except per share amounts)
Net income (loss), as reported	$(1,569,103)
Deduct: Total stock option based fair value compensation expense	(5,988)

Pro forma net income	$(1,575,091)

Basic net income (loss) per common share:
As reported	$(8.83)
Pro forma	$(8.87)

        Income Taxes—Arch accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against net deferred tax assets if, based on available evidence, it is more likely than not the deferred tax assets would not be realized (see Note 7).

        New Accounting Pronouncements—In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 and issued a revision to that guidance, FIN No. 46-R, in December 2003. FIN No. 46 and FIN No 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 are applicable to Arch for any interests entered into after January 31, 2003 and the provisions of FIN No. 46-R will be effective in the quarter ended March 31, 2004. Arch does not have any interests that would change its current reporting entity or require additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Arch adopted SFAF No. 150 on July 1, 2003 and the adoption did not have any effect on its financial statements or results of operations.

        In May 2003, the EITF issued No. 01-08, Determining Whether an Arrangement Contains a Lease. EITF No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, Accounting for Leases. The guidance in EITF No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Arch adopted EITF No. 01-08 on July 1, 2003 and the adoption did not have any effect on its financial condition or results of operations.

        In December 2003, the SEC issued SAB 104, Revenue Recognition, which supercedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Arch’s financial statements.

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

        Pursuant to Arch’s plan of reorganization, all of its former equity securities were cancelled and the holders of approximately $1.8 billion of its former indebtedness received securities which represented substantially all of Arch’s consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes (which have been fully repaid), $100 million aggregate principal amount of 12% subordinated secured compounding notes and approximately 95% of Arch’s currently outstanding common stock. The remaining common stock of approximately 5% has been or will be distributed pursuant to the terms of the 2002 Stock Incentive Plan to certain members of senior management. All but one of Arch’s former directors have been replaced by new directors, although no material changes have occurred in its senior management.

        The plan provided that 20,000,000 shares be issued; however, the number of shares of new common stock to be distributed to individual former unsecured creditors, and the actual distribution of such shares, is contingent upon the resolution of their individual claims. As of December 31, 2003, a total of 19,483,477 shares had been issued to former secured and unsecured creditors and senior management. The remaining shares will be distributed upon resolution of various claims. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2002 and 2003.

        The accompanying Predecessor Company Consolidated Financial Statements have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Substantially all of the Predecessor Company’s pre-petition debt was in default at December 31, 2001. As required by SOP 90-7, the Predecessor Company recorded Debtor’s pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Predecessor Company accelerated the accretion of its debt discounts and recorded an expense of approximately $133.8 million during December 2001, which is included in reorganization expense in the Consolidated Statement of Operations. Reorganization expenses in 2001 also includes the write off of $11.8 million of deferred financing costs and $9.3 million of professional fees and other expenses directly related to the bankruptcy filing.

        Contractual interest expense not accrued or recorded on pre-petition debt was $13.0 million for 2001.

        The condensed statements of operations and cash flows of the Debtors for the year ended December 31, 2001 are presented as follows:

ARCH WIRELESS, INC.
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001
(in thousands)

Revenues	$1,143,879
Operating expenses:
Cost of products sold (exclusive of items shown separately below)	40,932
Service, rental and maintenance (exclusive of items shown separately below)	301,306
Selling	135,476
General and administrative (exclusive of items shown separately below)	381,212
Depreciation and amortization	1,537,789
Reorganization expense	154,927
Other operating expenses	7,890

Total operating expenses	2,559,532

Operating loss	(1,415,653)
Interest expense, net (unrecorded contractual interest expense $12,963)	(215,574)
Gain on extinguishment of debt	34,229
Other expense	(29,668)

Loss before income tax benefit and accounting change	(1,626,666)
Income tax benefit	121,994

Loss before accounting change	(1,504,672)
Cumulative effect of accounting change	(6,794)

Net loss	$(1,511,466)

ARCH WIRELESS, INC. DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS For the Year Ended December 31, 2001 (in thousands)

Net cash provided by operating activities	$47,418

Cash flows from investing activities:
Additions to property and equipment, net	(102,243)
Additions to intangible and other assets	(3,101)
Sale of FCC licenses	177,150
Acquisition of companies, net of cash acquired	104

Net cash provided by investing activities	71,910

Cash flows from financing activities:
Repayment of long-term debt	(178,111)
Net proceeds from sale of preferred stock	75,000

Net cash used in financing activities	(103,111)

Net increase in cash and cash equivalents	16,217
Cash and cash equivalents, beginning of period	53,914

Cash and cash equivalents, end of period	$70,131

Supplemental disclosure:
Interest paid	$111,238

Reorganization expenses paid	$8,336

Issuance of common stock for debt	$11,643

Issuance of preferred stock for debt	$6,936

Preferred stock dividend	$7,260

        Although May 29, 2002 was the effective date of Arch’s emergence from bankruptcy, for financial reporting convenience, Arch accounted for consummation of the plan as of May 31, 2002.

        As a result of the application of fresh start accounting, Arch’s financial results during the year ended December 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are presented separately. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company’s.

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

        The reorganization value of Arch was determined to be $535.2 million, which includes the fair value of the Reorganized Company’s long-term debt and equity plus the fair value of current liabilities of $113.2 million at the date of emergence. Under SOP 90-7, the reorganization value was allocated to tangible and identifiable intangible assets in accordance with SFAS No. 141, Business Combinations, and liabilities, including debt, were recorded at their net present values. The net effect of all fresh start accounting adjustments resulted in a gain of $47.9 million, which is reflected in the Predecessor Company financial statements for the five months ended May 31, 2002.

        The effects of the plan and the application of fresh start accounting on the Predecessor Company’s consolidated balance sheet were as follows:

ARCH WIRELESS, INC.
REORGANIZED CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited and in thousands)

	Predecessor Company May 31, 2002	Debt Discharge		Fresh Start Adjustments		Reorganized Company May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$39,527	$—		$—		$39,527
Accounts receivable, net	58,679	—		—		58,679
Prepaid expenses and other	62,452	—		(16,325	)(D)	46,127

Total current assets	160,658	—		(16,325)		144,333
Property and equipment, net	369,022	(54	)(A)	564	(E)	369,532
Intangible and other assets, net	265	—		21,110	(E)	21,375

	$529,945	$(54)		$5,349		$535,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$30,190	$30,000	(B)	$(24,297	)(F)	$35,893
Accounts payable	8,945	—		—		8,945
Accrued expenses	61,835	—		—		61,835
Customer deposits and deferred revenue	58,879	—		(16,413	)(D)	42,466

Total current liabilities	159,849	30,000		(40,710)		149,139
Liabilities subject to compromise	2,037,509	(2,037,509	)(A)	--		--
Long-term debt, less current maturities	—	270,000	(B)	—		270,000
Other long-term liabilities	1,836	—		(1,836	)(F)	—
Stockholders' equity (deficit)	(1,669,249)	1,737,455	(C)	47,895		116,101

	$529,945	$(54)		$5,349		$535,240

(A)	Discharge of pre-petition obligations including deferred gain on a sale leaseback and the write-off of associated fixed assets since the underlying lease agreement was rejected in conjunction with the reorganization.

(B)	Record new long-term debt issued pursuant to the plan of reorganization.

(C)	Record new common stock issued pursuant to the plan of reorganization valued at $116.1 million and the net gain on extinguishment of debt resulting from notes (A) and (B) above.

(D)	Eliminate the deferred cost and related deferred revenue associated with SAB 101 revenue recognition as the asset has no value and no payment or service obligation exists for the Reorganized Company.

(E)	Adjust property and equipment to the fair value of the assets based on an independent appraisal.

(F)	Adjust certain Canadian subsidiaries’ debt to fair value. Management determined the value of the bank debt in a manner consistent with the methodology used to value and restructure Arch’s domestic subsidiaries. Management believes this method was reasonable since no market existed for this debt and the operations of these subsidiaries are largely identical to the operations of Arch’s domestic subsidiaries. The valuation was based on projected cash flows of these subsidiaries.

4. Long Lived Assets

        Property and Equipment—Depreciation and amortization expense related to property and equipment totaled $696.8 million (including $447.4 million of the impairment charge — discussed below), $81.8 million, $100.4 million and $116.8 million for the year ended December 31, 2001, the five months ended May 31, 2002, the seven months ended December 31, 2002 and the year ended December 31, 2003, respectively.

        Arch adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. Arch has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term, therefore a future obligation exists. Arch has recognized cumulative asset retirement obligation assets of $4.7 million through December 31, 2003, $991,000 of which was recorded in 2003. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation and amortization expense in 2003 includes $3.6 million related to depreciation of these assets. The asset retirement obligation, and the corresponding liabilities, that have been recorded to date generally relate to either Arch’s current plans to consolidate its networks or to the removal of assets at an estimated future terminal date.

        At December 31, 2002 and 2003, accrued expenses included $1.7 million and $1.0 million, respectively, of asset retirement liabilities related to Arch’s efforts to reduce the number of networks it operates. The primary variables associated with this estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. The costs associated with 2003 network consolidations exceeded the original removal cost estimate by $790,000 which is included in the cumulative asset discussed above. An additional adjustment to the original asset retirement obligation totaling $201,000 related to 2004 network consolidation was also recorded in 2003. This estimate was based on Arch’s 2004 operating plan. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability.

        At December 31, 2002 and 2003, other long-term liabilities included $788,000 and $815,000, respectively, related primarily to an estimate of the assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of the 12% notes at the time Arch adopted SFAS No. 143. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the transmitter locations remaining after Arch has consolidated the number of networks Arch operates and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

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

        Assets Held for Sale—Arch currently owns eight office buildings. At December 31, 2003 two of these buildings had been listed for sale whereas at December 31, 2002 three had been listed for sale. One of the buildings included in assets held for sale at December 31, 2003 was also included at December 31, 2002. This building was on the market and had purchase offers that were not consummated for various reasons during the first half of 2003. During the fourth quarter of 2003, Arch accepted an offer for this building and the closing is contemplated in the second quarter of 2004. Since this offer was less than Arch’s carrying value of the building, Arch reduced the carrying value to the amount of the offer, less estimated costs to sell, resulting in an impairment loss of $317,000 recorded in the fourth quarter of 2003. Arch recognized an impairment loss of $788,000 in 2002. The impairment losses are included as a component of depreciation and amortization expense.

        The impairments were based upon estimated contractual sales price of the respective buildings less estimated costs to sell. The assets have been classified as “Assets held for Sale” at December 31, 2002 and 2003.

        Intangible and Other Assets—Intangible and other assets are comprised of the following at December 31, 2003 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$3,547	$3,547	$—
Purchased Federal Communications Commission licenses	5 yrs	2,119	2,119	—
Other		3	—	3

		$5,669	$5,666	$3

Intangible and other assets are comprised of the following at December 31, 2002 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$10,807	$2,542	$8,265
Purchased Federal Communications Commission licenses	5 yrs	8,300	968	7,332
Other		3	—	3

		$19,110	$3,510	$15,600

        Aggregate amortization expense for intangible assets for the year ended December 31, 2001, the five months ended May 31, 2002, the seven months ended December 31, 2002 and the year ended December 31, 2003 was $887.7 million (including $528.7 million of the impairment charge referred to below), $0.9 million, $3.5 million and $2.2 million, respectively. Estimated amortization expense for intangible assets for fiscal years is zero.

        In conjunction with the adoption of SOP 90-7, the assets were recorded at their fair values based principally on a third-party appraisal.

        In July 2001, Arch developed projections in order to assess the carrying value of its long-lived assets. These projections were management’s best estimate, at the time, of future results based on lower than expected operating results for the quarter ended June 30, 2001 and potential year end liquidity constraints that could arise. The aggregate undiscounted cash flows from these projections was compared to the carrying value of the long-lived assets. Since the carrying value exceeded the aggregate undiscounted cash flows, fair value of the assets was determined based on a discounted cash flow analysis. As a result, Arch recorded an impairment charge of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the statement of operations, and reduced the carrying value of certain one-way messaging equipment, computer equipment and intangible assets.

        In January 2001, Arch agreed to sell SMR licenses to Nextel Communications, Inc. Nextel acquired the SMR licenses for an aggregate purchase price of $175 million and invested approximately $75 million in a new equity issue, Arch series F 12% redeemable cumulative junior preferred stock. The transaction was completed in two stages. In February 2001, Nextel advanced $250 million in the form of a secured loan in the principal amount of $175 million and an unsecured loan in the principal amount of $75 million to a newly created, stand-alone Arch subsidiary that held the SMR licenses pending FCC regulatory approval of their transfer. The new Arch subsidiary was not permitted to engage in any business other than ownership and maintenance of the SMR licenses and did not have any liability or obligation with respect to any of the debt obligations of Arch or its subsidiaries. In May 2001, upon transfer of the SMR licenses to Nextel, the principal amount of the secured loan was offset against the $175.0 million aggregate purchase price for the SMR licenses, and the principal amount of the unsecured loan was exchanged for shares of series F preferred stock. Accrued interest on the secured and unsecured loans was also paid in series F preferred stock.

5. Debt

        Debt consisted of the following (in thousands):

	December 31,
	2002		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
10% Senior Subordinated Secured Notes due 2007	$110,000	$103,400	$—	$—
12% Subordinated Secured Compounding Notes due 2009	107,185	62,167	60,000	63,600

	217,185		60,000
Less--Current maturities	55,000		20,000

Long-term debt	$162,185		$40,000

        Arch’s debt consists of fixed rate senior notes, which are publicly traded. The fair values of the fixed rate senior notes were based on market quotes as of December 31, 2002 and 2003. There is often limited trading in our notes and therefore quoted prices may not be an indication of the value of the notes.

        Upon the effective date of the plan of reorganization, all of Arch’s pre-petition bank debt and senior notes, except debt issued by two of Arch’s Canadian subsidiaries, were discharged and terminated and a $50 million debtor-in-possession credit facility obtained by the Debtors in connection with the chapter 11 filing was terminated. No borrowings were outstanding on the debtor-in-possession credit facility.

        On the effective date of the plan of reorganization, AWHI issued $200 million of its 10% Senior Subordinated Secured Notes due 2007 and $100 million of its 12% Subordinated Secured Compounding Notes due 2009. The 10% notes accrued interest at 10% per annum payable semi-annually in arrears. The 10% notes were secured by a lien on substantially all the assets of Arch. Arch completed the repayment of these notes during 2003.

        Interest compounded semi-annually on the 12% notes at 12% per annum from May 29, 2002 through May 15, 2003 resulting in the 12% notes having an aggregate compounded value of $111.9 million. Upon repayment of the 10% notes, interest on the 12% notes became due semi-annually in cash on May 15 and November 15 which commenced November 15, 2003. The 12% notes are secured by a lien on substantially all the assets of Arch. AWHI is required to redeem the 12% notes semi-annually to the extent AWHI’s cash balance exceeds certain levels. AWHI must also redeem the 12% notes from the net cash proceeds from: (1) the sale of assets in excess of $2 million and (2) certain amounts from insurance or condemnation proceeds. In addition to required redemptions, AWHI may redeem the 12% notes at a redemption price equal to the following percentage of the outstanding compounded value plus accrued and unpaid interest through the purchase date:

o	Prior to May 15, 2007 — 106%;

o	May 15, 2007 to May 14, 2008 — 104%;

o	May 15, 2008 to May 14, 2009 — 102%;

o	on maturity date of May 15, 2009 — 100%.

During 2003, Arch entered into several transactions to reduce the balance of its 12% notes, including:

o	in October 2003, the repurchase and retirement of notes with $22.4 million aggregate compounded value

o	the mandatory redemption of $2.7 million compounded value on November 15, 2003

o	the optional redemption of $11.8 million and $15 million compounded value on November 20 and December 31, 2003, respectively

o	the announcement on December 31, 2003 of the optional redemption of $10 million compounded value which was made on January 30, 2004, and

o	subsequent to December 31, 2003, announced the optional redemption of an additional $10 million compounded value to be made in March 2004.

        If a change in control (as defined in the indenture) occurs, AWHI will be required to make an offer to purchase the 12% notes at 101% of the outstanding principal amount plus accrued and unpaid interest through the purchase date.

        The indentures for the 12% notes impose restrictions on Arch and its subsidiaries, including the following:

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

        Arch was in compliance with its financial covenants at December 31, 2003.

        In March 2003, Arch entered into a supplemental indenture for the 12% notes to amend certain provisions of the indentures, including certain financial covenants through March 31, 2004. In February 2004, Arch entered into an additional supplemental indenture to waive the financial covenants associated with (1) minimum earnings before interest, income taxes, depreciation and amortization, (2) minimum number of direct units in service and (3) minimum total consolidated service, rental and maintenance revenues for the quarters ended June 30, 2004 through March 31, 2005.

        Without these supplemental indentures, Arch may not have been in compliance with certain financial covenants on various future dates.

        Maturities of Debt—Scheduled long-term debt maturities at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$20,000
2005	—
2006	—
2007	—
2008	—
Thereafter	40,000

$60,000

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

        On December 9, 2002, the Canadian Subsidiaries and a group of investors, including Arch, entered into an agreement to purchase and restructure the credit facilities of the Canadian Subsidiaries. The group purchased the rights of the bank creditors under the credit agreements for CDN$7,000,000 (inclusive of CDN$829,250 in broker fees and service taxes), including Arch’s share of CDN$700,000. The group purchased a 90% economic interest in the Canadian Subsidiaries in conjunction with the purchase and assumption of the bank credit facilities. The remaining 10% equity interest was split evenly between Arch, the minority shareholder of the Canadian Subsidiaries and management of the Canadian Subsidiaries. Therefore, on a post-restructuring basis, Arch owns 12.33% of the Canadian Subsidiaries. Effective with this transaction Arch discontinued the consolidation of the Canadian Subsidiaries. Since Arch will have a representative on the board of directors of the restructured Canadian Subsidiaries, Arch will account for this investment utilizing the equity method of accounting. The carrying value of the investment in the Canadian Subsidiaries is currently zero, therefore Arch will not recognize its share of losses from these subsidiaries.

        Debt Exchanged for Equity—In 2001, Arch issued 18,905,989 shares of Arch common stock in exchange for $50.8 million accreted value ($51.0 million maturity value) of its senior discount notes. Arch recorded a gain of $34.2 million on the extinguishment of debt as a result of these transactions.

6. Stockholders’ Equity

        New Common Stock—Upon the effective date of the plan of reorganization all of the Predecessor Company’s preferred and common stock, and all stock options were cancelled. The Reorganized Company’s authorized capital stock consists of 50,000,000 shares of common stock. Each share of common stock has a par value of $0.001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares will be issued pursuant to the plan of reorganization from time to time as unsecured claims are resolved. The plan provides that exactly 20,000,000 shares will be issued, however, the number of shares of new common stock to be distributed to individual former unsecured creditors is contingent upon the resolution of their individual claims. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2002 and 2003.

        As provided in the plan of reorganization, Arch adopted the 2002 Stock Incentive Plan which authorizes the grant of up to 950,000 shares of common stock of the Reorganized Company to be issued pursuant to the plan which was subsequently increased to 1,200,000 shares as described in the discussion of stock options below. On May 29, 2002, November 5, 2002 and June 27, 2003, 882,200, 17,800 and 29,257 shares, respectively, were issued, at $0.001 per share, to certain members of continuing management. On May 29, 2003, 316,998 shares vested and 316,998 and 295,261 shares will vest on May 29, 2004 and May 29, 2005, respectively, subject to adjustment. Any unvested shares granted under the 2002 Stock Incentive Plan are subject to repurchase by Arch at the issue price of $0.001 per share if the employment of an employee entitled to such grant is terminated for any reason other than, in the case of Arch’s chief executive officer, its president and chief operating officer and its executive vice president and chief financial officer, a change of control. The fair value of the shares was deemed to be $6.09 per share at the date of emergence from bankruptcy, therefore, compensation expense associated with the shares issued at that time was approximately $5.4 million. Arch’s share price on November 5, 2002 was $0.53 per share, which resulted in additional total compensation expense of $9,000. These amounts are being recognized ratably over the three-year vesting period, $1.8 million of which was included in stock based and other compensation for the year ended December 31, 2003. The remaining shares authorized under the 2002 Stock Incentive Plan will become issuable to management at $0.001 per share upon resolution of unsecured claims to the extent allowable under the plan of reorganization.

        Additional Paid in Capital—During the quarter ended December 31, 2003, additional paid in capital increased by $217.0 million as a result of the reduction in the valuation allowance previously recorded against Arch’s deferred tax assets (see Note 7).

        Earning Per Share—Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Predecessor Company		Reorganized Company
	Year Ended December 31, 2001	Five Months Ended May 31, 2002	Seven Months Ended December 31, 2002	Year Ended December 31, 2003
Net income (loss)	$(1,576,363)	$1,658,922	$827	$16,128

Weighted average shares of common stock outstanding	178,424,997	182,434,590	20,000,000	20,000,000
Dilutive effect of:
Options to purchase common stock	—	—	—	34,476

Weighted average shares of common stock and common
stock equivalents	178,424,997	182,434,590	20,000,000	20,034,476

Earnings per share:
Basic	$(8.83)	$9.09	$0.04	$0.81
Diluted	$(8.83)	$9.09	$0.04	$0.81

        For the year ended December 31, 2001, the dilutive effect of 6,166,000, 19,000 and 2,005,000 potential common shares for Predecessor Company stock issuable upon exercise or conversion of Predecessor Company stock options and warrants, subordinated debentures and Series C Preferred Stock, respectively, were not considered in the calculation of diluted net income (loss) per common share, as their effect would have been anti-dilutive. Therefore, diluted net income (loss) per common share is the same as basic net income (loss) per common share. The Reorganized Company had no outstanding stock options, warrants or other convertible securities in 2002.

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

        Series F Redeemable Cumulative Junior Preferred Stock— In May 2001, Predecessor Company issued 793,219 shares of series F preferred stock. The series F preferred stock was convertible into common stock at a conversion price equal to the then prevailing market price of the common stock per share and bore dividends at an annual rate of 12.0%. The balance of $86.9 million, which included accrued dividends through December 5, 2001, was included in liabilities subject to compromise at December 31, 2001.

        Stock Options—On June 12, 2003, Arch’s stockholders approved an amendment to the 2002 Stock Incentive Plan that increased the number of shares of common stock authorized for issuance under the plan from 950,000 to 1,200,000. In connection with the amendment to the plan, options to purchase 249,996 shares of common stock at an exercise price of $0.001 per share and 10 year term were issued to certain members of the board of directors. The options vested 50% upon issuance and the remaining 50% will vest on May 29, 2004. The compensation expense associated with these options of $1.7 million is being recognized in accordance with the fair value provisions of SFAS No. 123 over the vesting period of the options, $1.3 million of which was recognized in 2003 and $358,000 of which has been deferred. The compensation expense was calculated utilizing the Black-Scholes option valuation model assuming: a risk-free interest rate of 1%, an expected life of 1.5 years, an expected dividend yield of zero and an expected volatility of 79% which resulted in a fair value per option granted of $6.65.

        The Predecessor Company had stock option plans, which provided for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase common stock. Incentive stock options were granted at exercise prices not less than the fair market value on the date of grant. Options generally vested over a five-year period from the date of grant. However, in certain circumstances, options were immediately exercisable in full. Options generally had a duration of 10 years. All outstanding options under these plans were terminated in accordance with Arch’s plan of reorganization.

        The following table summarizes the activity under Arch’s stock option plans for the periods presented:

	Number Of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2000	7,946,992	$12.86
Granted	185,000	0.90
Exercised	—	—
Terminated	(1,965,931)	30.73

Options outstanding at December 31, 2001	6,166,061	6.80
Terminated	(6,166,061)	6.80
Options outstanding at December 31, 2002	—	—

Granted	249,996	0.001
Exercised	—	—

Options outstanding at December 31, 2003	249,996	$0.001

Options exercisable at December 31, 2003	124,998	$0.001

        Prior to 2003, Arch accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing the pro forma amounts, Arch assumed risk-free interest rates of 4.5% — 6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 0% — 93%.

        The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 2001 were $0.19.

7. Income Taxes

        Arch accounts for income taxes under the provisions of SFAS No. 109. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

        The components of Arch’s net deferred tax asset (liability) at December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred tax assets	$204,935	$219,552
Deferred tax liabilities	—	—

	204,935	219,552
Valuation allowance	(204,935)	—

	$—	$219,552

The approximate effect of each type of temporary difference and carryforward at December 31, 2002 and 2003 is summarized as follows (in thousands):

	2002	2003
Net operating losses	$—	$41,022
Intangibles and other assets	152,586	123,479
Property and equipment	14,495	21,669
Contributions carryover	2,798	3,176
Accruals and reserves	35,056	30,206

	204,935	219,552
Valuation allowance	(204,935)	—

	$—	$219,552

        SFAS No. 109 requires Arch to evaluate the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of Arch’s net deferred assets will be realized in future periods. Upon emergence from bankruptcy, the Company had not generated income before tax expense for any prior year, projections indicated losses before tax expense for early future periods and the Company had just reorganized under chapter 11. Since significant positive evidence of realizability did not exist, Arch established a valuation allowance against its net deferred tax assets at that time. For the year ended December 31, 2002, Arch generated income before tax expense and bankruptcy-related gains and charges of $18 million. While income before tax was positive evidence, management did not believe it was sufficient to overcome the negative evidence discussed above, therefore the full valuation allowance was retained at December 31, 2002.  Arch reclassified certain elements of its deferred tax attributes as of December 31, 2002 to conform to the 2003 presentation.  The reclassifications had no impact on the carrying value of the net deferred tax asset as of December 31, 2002 or on the tax provision as reported for fiscal year 2002.

        During the quarter ended December 31, 2003, management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $219.6 million valuation allowance was released in the quarter ended December 31, 2003. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt well ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

        Under the provisions of SFAS No. 109, reductions in a deferred tax asset valuation allowance that existed at the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The release of the valuation allowance described above reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven month period ended December 31, 2002 and the year ended December 31, 2003, respectively, and the remaining reduction of the valuation allowance of $217.0 million was recorded as an increase to stockholders’ equity.

        In accordance with provisions of the Internal Revenue Code, Arch was required to apply the cancellation of debt income arising in conjunction with the provisions of its plan of reorganization against tax attributes existing as of December 31, 2002. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of various tax laws and regulations which have a material effect on the tax attributes remaining after allocation and thus, the future tax position of Arch. As a result of the method used to allocate cancellation of debt income for financial reporting purposes as of December 31, 2002, Arch had no net operating losses remaining and the tax basis of certain other tax assets were reduced. In August 2003, the IRS issued additional regulations regarding the allocation of cancellation of debt income. Arch evaluated these regulations and determined that an alternative method of allocation was more probable than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred tax assets and stockholders’ equity being recognized in 2003 than would have been recognized using the allocation method applied for financial reporting purposes as of December 31, 2002. Had this revised method been utilized at December 31, 2002, the only effect on the Company’s consolidated financial statements would have been the gross amounts disclosed in the tables above as Arch had concluded at that point in time, that a full valuation allowance was appropriate.

        The following is a reconciliation of the United States federal statutory rate of 35% to the Company’s effective tax rate for each of the periods indicated:

	Seven Months Ended December 31, 2002	Year Ended December 31, 2003
Federal income tax at statutory rate	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	6.2	5.1
Non-deductible bankruptcy related expenses	31.3	—
Other	0.8	0.1

Effective tax rate	73.3%	40.2%

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

        Future minimum lease payments under noncancellable operating leases at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	57,884
2005	36,194
2006	17,923
2007	6,192
2008	1,566
Thereafter	2,354

Total	$122,113

        Total rent expense under operating leases for the year ended December 31, 2001, the five months ended May 31, 2002, the seven months ended December 31, 2002 and the year ended December 31, 2003 approximated $150.7 million, $59.8 million, $76.2 million and $121.9 million respectively.

        As a result of various decisions by the Federal Communications Commission, over the last few years, Arch no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with the Company’s services and in some instances Arch received refunds for prior payments to certain local exchange carriers. Arch had entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. Arch may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for the Company, depending on further Federal Communications Commission disposition of these issues and the agreements reached between Arch and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the Federal Communications Commission in Arch’s favor, the Company may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on Arch’s operating results, these or similar requirements could, in the future, have a material adverse effect on the Company’s operating results.

        In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Arch adopted FIN No. 45 on January 1, 2003. In February 2003, as permitted under Delaware law, Arch entered into indemnification agreements with 18 persons, including each of its directors and certain members of management, for certain events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments Arch could be required to make under these indemnification agreements is unlimited; however, Arch has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of Arch’s insurance policy coverage, Arch believes the estimated fair value of these indemnification agreements is immaterial. Therefore in accordance with FIN No. 45, Arch has not recorded a liability for these agreements as of December 31, 2003.

9. Employee Benefit Plans

        Retirement Savings Plans—Arch has had multiple retirement savings plans since its acquisitions of MobileMedia and PageNet in 1999 and 2000, respectively, qualifying under Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. During 2002, Arch completed the consolidation of these plans into one plan. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Each of the current and former plans provide for employer matching contributions. Aggregate matching contributions for the year ended December 31, 2001, the five months ended May 31, 2002, the seven months ended December 31, 2002 and the year ended December 31, 2003 approximated $1.6 million, $0.7 million, $0.6 million and $0.8 million, respectively.

10. Other Long-Term Liabilities

        In June 2003, Arch’s board of directors approved a long-term incentive plan to retain and attract key members of management and to align their interests with those of Arch’s shareholders. Payments under this plan will be based on the annual management incentive payment for 2003, which will be paid in the first quarter of 2004. At that time, the amount of the annual incentive payment will be converted into a number of units, which will be derived based on the average price of Arch’s common stock for ten days prior to the annual incentive payment. Payment under the long-term incentive plan will occur on the second anniversary following the 2003 annual incentive payment. The amount of the payment will be determined by multiplying the number of units for each participant by the average price of Arch’s common stock at that point in time. Therefore, the liability associated with the long-term incentive plan will fluctuate in each reporting period based on the price of Arch’s common stock in each reporting period. Each participant’s units vest as follows: 1/3 upon the 2003 annual incentive payment date and 1/3 on each subsequent anniversary. The plan includes provisions that require payment prior to the second anniversary following the 2003 annual incentive payment under certain circumstances, such as the involuntary termination of a participant without cause or a change in control of Arch. At December 31, 2003 and for the year then ended, other long-term liabilities and stock based and other compensation include $3.1 million associated with this plan.

        During 1998 and 1999, Arch sold communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and leased space on the towers on which it maintained transmitters and related equipment to service its messaging network. Net proceeds from the sales were approximately $33.4 million, Arch used the net proceeds to repay indebtedness under its then existing credit facility. Arch entered into options to repurchase each tower and until the continuing involvement ended the gain on the sale of the tower sites was deferred and included in other long-term liabilities. Approximately $3.1 million and $1.3 million of this gain was recognized in the statement of operations and was included in operating income for the year ended December 31, 2001 and for the five months ended May 31, 2002, respectively. The remaining balance of $13.5 million was recorded as a gain on extinguishment of debt upon Arch’s emergence from bankruptcy.

11. Restructuring Reserves

        At December 31, 2003, Arch recorded an $11.5 million restructuring charge associated with a lease agreement for transmitter locations. Under the terms of this agreement Arch is required to pay certain minimum amounts for a designated number of transmitter locations, however, during the quarter, Arch determined the designated number of transmitter locations was in excess of the Company’s current and anticipated needs. The remaining obligation associated with this agreement will be paid over the next six quarters.

        At December 31, 2001, the Predecessor Company had restructuring reserves, which primarily represented lease cancellation costs totaling $17.5 million. Arch rejected the underlying leases pursuant to the Company’s chapter 11 bankruptcy proceedings, therefore the reserve balances were recognized in the statement of operations and are included in gain on extinguishment of debt in the five months ended May 31, 2002.

12. Segment Reporting

        In conjunction with its emergence from chapter 11 during the quarter ended June 30, 2002, Arch reassessed the segment disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Due to various operational changes which occurred before and during the bankruptcy proceedings, such as the elimination of dedicated sales and management resources for two-way messaging. Arch no longer believes that its one and two-way messaging operations meet the disclosure standards of separate operating segments as set forth in SFAS No. 131. Therefore, Arch believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity. As of December 2002, Arch no longer consolidates the results of two of its Canadian Subsidiaries, therefore the disclosures below reflect the subsidiaries’ results up to that date (see Note 5).

Geographic Information

	Predecessor Company		Reorganized Company
	Year Ended December 31, 2001	Five Months Ended May 31, 2002	Seven Months Ended December 31, 2002	Year Ended December 31, 2003
Revenues:
United States	$1,144,213	$357,630	$443,635	$597,478
Canada	19,301	7,730	9,734	—

Total	$1,163,514	$365,360	$453,369	$597,478

	Reorganized Company December 31, 2002	Reorganized Company December 31, 2003
Long-lived assets:
United States	$322,693	$217,248
Canada	—	—

Total	$322,693	$217,248

        Prior to emergence from chapter 11, Arch had determined that it had three reportable segments; one-way messaging operations, two-way messaging operations and international operations. Management made operating decisions and assessed individual performances based on these segments. One-way messaging operations consisted of the provision of paging and other one-way messaging services to Arch’s U.S. customers. Two-way messaging operations consisted of the provision of two-way messaging services to Arch’s U.S. customers. International operations consisted of the operations of Arch’s Canadian Subsidiaries.

        Each of these segments incurred, and were charged, direct costs associated with their separate operations. Common costs shared by one and two-way messaging operations were allocated based on the estimated utilization of resources using various factors that attempted to mirror the true economic cost of operating each segment.

        The following table presents financial information related to Arch’s segments as of and for the year ended December 31, 2001 and as of and for the five months ended May 31, 2002 (in thousands):

	One-way Messaging Operations	Two-way Messaging Operations	International Operations	Consolidated
Year Ended December 31, 2001:
Revenues	$1,042,767	$101,446	$19,301	$1,163,514
Depreciation and amortization expense	1,467,864	69,925	46,693	1,584,482
Operating income (loss)	(1,338,525)	(76,864)	(44,273)	(1,459,662)
Total assets	375,558	221,741	54,334	651,633
Capital expenditures	50,823	54,806	3,856	109,485
Five Months Ended May 31, 2002:
Revenues	$303,773	$53,857	$7,730	$365,360
Depreciation and amortization expense	42,231	36,418	4,071	82,720
Operating income (loss)	43,622	(26,150)	(3,229)	14,243
Capital expenditures	19,995	23,796	683	44,474

13. Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2002 and 2003 is summarized below (in thousands, except per share amounts):

	Predecessor Company		Reorganized Company
	First Quarter	Two Months Ended May 31 (1)	One Month Ended June 30	Third Quarter	Fourth Quarter (2)
Year Ended December 31, 2002:
Revenues	$233,545	$131,815	$68,967	$202,157	$182,245
Operating income	13,287	956	3,511	16,925	4,890
Net income (loss)	4,546	1,654,376	347	8,826	(8,346)
Basic/diluted net income (loss) per
common share	0.02	9.07	(0.02)	0.44	(0.42)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
Year Ended December 31, 2003:
Revenues	$164,753	$154,076	$143,623	$135,026
Operating income	15,956	13,669	13,795	2,695
Net income (loss)	6,071	5,244	6,186	(1,373)
Basic/diluted net income (loss) per
common share	0.30	0.26	0.31	(0.07)

(1)	Upon emergence from bankruptcy, Arch recorded a gain of $1.6 billion from the discharge and termination of debt, a gain of $47.9 million due to fresh start accounting adjustments and recognized $16.3 million of reorganization expenses during the two months ended May 31, 2002 (see Note 3).

(2)	In the fourth quarter of 2002, Arch recorded additional depreciation expense of $12.1 million on certain types of one-way transmitters. The useful life of these transmitters was reduced to be consistent with their removal from service in connection with our program to reduce the number of networks we operate.

(3)	In the fourth quarter of 2003, Arch recorded an $11.5 million restructuring charge associated with a lease agreement (see Note 11). In addition, general and administrative expenses for the fourth quarter of 2003 include approximately $3.6 million related to changes in estimates resulting in accrual reductions for various sales and property related taxes.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
Arch Wireless, Inc.:

Our audit of the consolidated financial statements of Arch Wireless, Inc. and its subsidiaries (Predecessor Company) referred to in our report dated February 26, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the five months ended May 31, 2002 listed in Item 15a(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Arch Wireless, Inc. for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 7, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 26, 2004

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
Arch Wireless, Inc.:

Our audits of the consolidated financial statements of Arch Wireless, Inc. and its subsidiaries (Reorganized Company) referred to in our report dated February 26, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules for the year ended December 31, 2003 and the seven months ended December 31, 2002 listed in Item 15a(2) of this Form 10-K. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 26, 2004

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 7, 2002

SCHEDULE II

ARCH WIRELESS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2002 and 2003
(in thousands)

Reserve for Doubtful Accounts and Service Credits	Balance at Beginning of Period	Charged to Operations	Write-Offs	Balance at End of Period
Year ended December 31, 2001	$62,918	$56,913	$(77,844)	$41,987

Five Months ended May 31, 2002	$41,987	$34,355	$(39,355)	$36,987

Seven Months ended December 31, 2002	$36,987	$35,048	$(49,543)	$22,492

Year ended December 31, 2003	$22,492	$23,244	$(37,091)	$8,645

Accrued Restructuring Charge	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2001	$60,424	$23,922	$(66,850)	$17,496

Five Months ended May 31, 2002	$17,496	$—	$(17,496)	$—

Seven Months ended December 31, 2002	$—	$—	$—	$—

Year ended December 31, 2003	$—	$11,481	$—	$11,481

EXHIBIT INDEX

2.1	Debtor's Final Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated March 8, 2002. (1)
3.1	Restated Certificate of Incorporation. (2)
3.2	By-laws, as amended. (2)
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
4.3
Supplemental Indenture, dated August 14, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated
Secured Notes due 2007 of Arch Wireless Holdings, Inc. (5)
4.4
Supplemental Indenture, dated August 14, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured
Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (5)
4.5
Supplemental Indenture, dated March 6, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated
Secured Notes due 2007 of Arch Wireless Holdings, Inc. (5)
4.6
Supplemental Indenture, dated March 6, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured
Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (5)
4.7*
Supplemental Indenture, dated February 26, 2004, among Arch Wireless Holdings, Inc. the
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
Mobile Communications of America and Lyndon R. Daniels. (2)
+10.5
First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc.,
Mobile Communications of America and J. Roy Pottle. (2)
+10.6	Arch Wireless Holdings, Inc. Severance Benefits Plan (5)
+10.7	Arch Wireless Holdings, Inc. Retention Plan (5)
10.8
Form of Indemnification Plan by and between Arch Wireless, Inc., Arch Wireless Communications,
     Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc. and Arch Wireless
Operating Company, Inc. and their officers and directors. (5)
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Accountants
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14/Rule 15d-14 of the Securities Exchange Act of 1934, as amended, dated March 1, 2004.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14/Rule 15d-14 of the Securities Exchange Act of 1934, as amended, dated March 1, 2004.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 1, 2004.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 1, 2004.

*	Filed herewith.

+	Identifies exhibits constituting a management contract or compensation plan.

(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated March 11, 2002 and filed on March 12, 2002.

(2)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 15, 2002 and filed on May 30, 2002.

(3)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28581).

(4)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28580).

(5)	Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the year ended December 31, 2002.