Form 10-K/A
period 2003-12-31
ARCH WIRELESS INC
filed 2004-04-29
CIK 915390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [X]
For the Fiscal Year Ended December 31, 2003
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to
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

YES     [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES     [X]     NO [   ]

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

EXPLANATORY NOTE

     This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 that was originally filed with the Securities and Exchange Commission on March 1, 2004 is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and to amend and restate the Exhibit Index.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Currently, our board of directors is comprised of eight directors. Our directors are elected annually by our stockholders and hold office until the next annual meeting and until successors are elected and qualified or until death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled until the next annual meeting of stockholders by a majority of directors then in office.

     Set forth below are the names of each member of our board of directors, their ages, the year in which each first became one of our directors, their principal occupations and employment during the past five years and the names of other public companies of which they serve as a director.

Name and Period of Service as		Positions With Arch, Principal Occupations and
a Director	Age	Employment Over Past Five Years, and Directorships

C. Edward Baker, Jr. Director since 1986	53	Chief executive officer of Arch since 1988 and chairman of the board of Arch since 1989.

James V. Continenza Director since 2002	41	President and chief executive officer since September 2002 of Teligent, Inc., a provider of fixed-wireless broadband services that filed for bankruptcy protection in May 2001, chief operating officer of Teligent, Inc. from May 2001 to September 2002 and its senior vice president of strategic operations from September 2000 to May 2001; president and chief executive officer of Lucent Technologies Product Finance, which was a division of The CIT Group, Inc., a financial services company, from April 1999 to September 2000; senior vice president — worldwide sales and marketing of Lucent Technologies Product Finance from September 1997 to April 1999.

Eric Gold Director since 2002	42	Portfolio Manager at Forest Investment Management, an investment management firm, since March 2003; telecommunications analyst at Grantchester Securities, a securities and investment banking firm, from May 1996 to March 2003.

Carroll D. McHenry Director since 2002	61	Vice Chairman of Arch since June 2003; chairman of the board, president and chief executive officer of Heartland Wireless Communications, Inc., a wireless cable television company that filed for bankruptcy protection in December 1998, and Heartland’s successor company, Nucentrix Broadband Networks, Inc., since April 1997; director of Allegiance Telecom, Inc.

Name and Period of Service as		Positions With Arch, Principal Occupations and
a Director	Age	Employment Over Past Five Years, and Directorships

Matthew Oristano Director since 2002	47	President and chief executive officer of Alda Inc., an investment management company, since 1995; chairman of the board and chief executive officer of People’s Choice TV Corp., a wireless communications company, from April 1993 to September 1999.

William E. Redmond, Jr. Director since 2002	44	President and chief executive officer from December 1996 to February 2003 and chairman of the board since 1999 of Gardenway, Inc., a manufacturer of outdoor garden and power equipment that filed for bankruptcy protection in July 2001 in order to facilitate a sale of substantially all of its assets in August 2001; director of Tokheim Corporation since November 2000 and chairman of the oversight committee of the board of Tokheim since November 2002; director of WKI Holding Company, Inc., which operates principally through its subsidiary World Kitchen, Inc., since January 2003.

Richard A. Rubin Director since 2003	40	President of Hawkeye Capital Management LLC, a provider of investment management services, since November 1999; engaged in organizing Hawkeye Capital Management LLC between July 1998 and November 1999; principal at MHR Advisors LLC from January 1997 to July 1998.

Samme L. Thompson Director since 2002	58	President of Telit Associates, Inc., a financial and strategic advisory firm, since April 2002; senior vice president of Motorola Corporation from July 1999 until April 2002; chief financial officer of NetCom Solutions International, Inc., a provider of network and logistics integration services, from April 1998 to June 1999; president of Telit Associates, Inc. from 1994 to 1999.

Executive Officers

Our current executive officers are as follows:

Name	Age	Position
C. Edward Baker, Jr.	53	Chief executive officer of Arch since 1988 and chairman of the board of Arch since 1989.

Lyndon R. Daniels	51	President and chief operating officer of Arch since January 1998; president and chief executive officer of Pacific Bell Mobile Services, a subsidiary of SBC Communications Inc., from November 1993 to December 1997.

J. Roy Pottle	45	Executive vice president and chief financial officer of Arch since February 1998; vice president and treasurer of Jones Intercable, Inc., a cable television operator, from October 1994 to February 1998.

Paul H. Kuzia	62	Executive vice president, technology and regulatory affairs of Arch since September 1996; vice president, engineering and regulatory affairs of Arch from 1988 to September 1996.

Patricia A. Gray	49	Senior vice president, general counsel and secretary of Arch since May 2000; vice president, general counsel and secretary of Arch from January 2000 to May 2000; vice president and general counsel of Arch from June 1999 to January 2000; prior to June 1999, vice president, general counsel and secretary of MobileMedia Corporation.

Christopher J. Madden	48	Senior vice president, human resources of Arch since May 2000; vice president, human resources of Arch from June 1998 to May 2000.

     Each of the foregoing individuals, except Mr. Madden, were our executive officers at the time that our Chapter 11 bankruptcy proceedings commenced on December 6, 2001.

     Our executive officers are elected by the board of directors and hold office until their successors are elected or until their earlier death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. We believe that during 2003 all our reporting persons complied with all section 16(a) filing requirements, except as set forth below.

     Mr. Rubin failed to file Statements of Changes in Beneficial Ownership of Securities on Forms 4 to report the acquisitions of an aggregate of 9,406 shares of our stock resulting from interim distributions of shares made in January 2003, June 2003 and April 2004 to Hawkeye Capital Management LLC pursuant to our plan of reorganization relating to our emergence from bankruptcy in May 2002.

     Mr. Oristano failed to file Statements of Changes in Beneficial Ownership of Securities on Forms 4 to report the acquisitions of an aggregate of 1,125 shares of our stock resulting from interim distributions of shares made in January 2003 and June 2003 pursuant to our plan of reorganization relating to our emergence from bankruptcy in May 2002.

     Messrs. Rubin and Oristano each intend to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 to report their respective shares acquired in these distributions.

Audit Committee

     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our audit committee are Matthew Oristano (Chairman), Carroll D. McHenry and Samme L. Thompson.

Audit Committee Financial Expert

     The Board of Directors has designated Matthew Oristano as the “Audit Committee Financial Expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and has determined that he is independent as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Code of Ethics

     We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, which is located at www.arch.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Stock Market, Inc. listing standards concerning any amendments to, or waivers from, any provision of the code.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The annual and long-term compensation of our chief executive officer and other executive officers named below was as follows for the years ended December 31, 2001, 2002 and 2003:

					Long-Term
					Compen-
		Annual Compensation			sation

				Other
				Annual	Restricted	All Other
				Compen-	Stock	Compen-
Name and Principal Position			Bonus ($)	sation	Awards	sation
During 2003	Year	Salary ($)	(1)	($) (2)	($)(3)	($)(4)

C. Edward Baker, Jr.	2003	$607,200	$1,713,000	—	$53,073	$5,000
Chairman and chief	2002	607,200	813,000	$210,000	626,572	432,350
executive officer	2001	601,431	230,000	—	—	3,400
Lyndon R. Daniels	2003	386,200	954,729	—	31,129	4,000
President and chief	2002	379,000	527,400	—	367,529	3,666
operating officer	2001	383,277	160,000	—	—	3,400
J. Roy Pottle	2003	329,725	757,500	—	25,130	2,400
Executive vice president	2002	312,200	452,500	—	296,681	2,200
and chief financial officer	2001	309,892	130,000	—	—	2,100
Paul H. Kuzia	2003	236,000	481,265	—	15,561	4,000
Executive vice president,	2002	236,000	215,000	—	183,766	3,666
technology and regulatory affairs	2001	234,461	80,000	—	—	3,400
Patricia A. Gray	2003	229,000	367,600	—	6,185	3,088
Senior vice president,	2002	229,000	189,200	—	73,064	4,125
general counsel and secretary	2001	227,461	60,000	—	—	3,037

(1)	Represents bonus paid in such fiscal year with respect to prior year. Information for bonus compensation paid in 2002 and 2003 includes retention bonuses paid in each year to Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray pursuant to our retention plan in the amounts of $363,000, $300,000, $300,000, $100,000 and $100,000, respectively. See “ — Retention Plan” below.

(2)	Represents compensation paid in 2002 to Mr. Baker for the payment of taxes in connection with the cancellation of $427,766 of indebtedness owed by Mr. Baker to us in connection with our chapter 11 reorganization. See “ — Executive Employment Agreements and Loans” below.

(3)	Represents the dollar value, net of consideration paid by the executive officer, of shares of restricted stock issued pursuant to our plan of reorganization, on the date of grant, based upon the closing price of our common stock on that date, except with respect to the issuance on May 29, 2002, which uses the May 30, 2002 closing price because there was no trading of our common stock on May 29, 2002. On May 29, 2002, Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray were issued 249,663, 146,445, 118,215, 73,223 and 29,113 shares of common stock, respectively, for $.001 per share. On November 5, 2002, Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray were issued 5,037, 2,955, 2,385, 1,477 and 587 shares of common stock, respectively, for $.001 per share. On June 27, 2003, Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray were issued 8,281, 4,857, 3,921, 2,428 and 965 shares of common stock, respectively, for $.001 per share. On December 31, 2003, based on the closing price of our class A common stock on that date, Mr. Baker held an aggregate of 262,981 shares with a value of approximately $5,207,024; Mr. Daniels held an aggregate of 154,257 shares with a value of approximately $3,054,289; Mr. Pottle held an aggregate of 124,521 shares with a value of approximately $2,465,516; Mr. Kuzia held an aggregate of 50,817 shares with a value of approximately $1,006,177; and Ms. Gray held an aggregate of 25,204 shares with a value of approximately $499,039. Dividends may be declared on these restricted shares if and when they are declared on our common stock. For the vesting schedule and other information concerning these restricted shares, see “ — 2002 Stock Incentive Plan” below.

(4)	Represents matching contributions paid under our 401(k) plan, except in the case of Mr. Baker for the amount reported in 2002, which also includes $427,766 in indebtedness owed to us by Mr. Baker that was cancelled in connection with our chapter 11 reorganization. See “ — Executive Employment Agreements and Loans” below.

Aggregated Option Exercises and Fiscal Year-End Option Values

     During 2003, no options to purchase shares of our common stock were granted to, or exercised by, our named executive officers. As of December 31, 2003, no outstanding stock options were held by our named executed officers.

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

     In the event that the employment of an executive is terminated by us prior to a change in control other than for cause, disability or death, or by the executive for good reason, the executive will be entitled to receive:

•	a lump sum cash payment equal to the executive’s annual base salary in effect at the time of the termination;

•	a lump sum cash payment of a pro rata portion of the annual bonus for which the executive would have been eligible for the fiscal year in which the executive’s employment is terminated;

•	for a period of nine months from the first anniversary of the date of termination, continuation payments equal to the amount by which the executive’s monthly base salary immediately prior to his termination exceeds the executive’s new monthly base salary; and

•	for the period during which cash benefits are available, continuation of certain benefits similar to those received prior to termination, unless the executive becomes entitled to receive substantially equivalent benefits from another employer.

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

     All restricted stock and options, if any, held by the executive will become immediately exercisable or vested in full upon a change of control, as defined in the agreement. Additionally, if the executive would receive benefits upon a change of control that would be qualified as “excess parachute payments” under the “golden parachute provision” of the Internal Revenue Code, payments that we are required to pay to the executive will be reduced if such a reduction would result in a larger after tax benefit to the executive.

     Prior to our chapter 11 reorganization and before the enactment of the Sarbanes-Oxley Act, we had made a loan to Mr. Baker bearing interest at 4.99% annually. Upon the effective date of our plan of reorganization on May 29, 2002, the unpaid amount of this indebtedness, $427,766, was cancelled.

2002/2003 Retention Plan

     We adopted a retention plan to assist in retaining the services of key employees and in focusing key employees on our chapter 11 reorganization efforts. Retention bonuses were paid to Messrs. Baker, Daniels, Pottle and Kuzia and Ms. Gray in the amounts of $726,000, $600,000, $600,000, $200,000 and $200,000, respectively.

     Each retention bonus was payable in three installments if the eligible employee remained employed on the date each installment was due; provided that if any eligible employee’s employment had been terminated by us other than for cause, disability or death, each as defined in the retention plan, then all unpaid installments of the retention bonus payments would have been immediately due and payable to the employee as of his or her termination of employment. Similarly, if a change in control, as defined in the retention plan, had occurred prior to the payment of the final installment then all unpaid installments would have been immediately due and payable to all eligible employees. If we had been liquidated or commenced a plan of liquidation prior to a change in control, then all installments not yet payable would have been forfeited.

     The first and second installments of 25% each of the retention bonus were paid on May 29, 2002, the effective date of our plan of reorganization. The third installment of 50% of each retention bonus was paid on June 30, 2003.

Severance Plan

     We have a severance plan that provides severance benefits to certain of our employees, including the named executive officers other than Messrs. Baker, Daniels and Pottle. Severance benefits will be paid if the executive officer is terminated by us, without cause.

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

2002 Stock Incentive Plan

     Our only equity compensation plan is our 2002 Stock Incentive Plan, which was established in connection with our emergence from bankruptcy in May 2002. The board of directors approved an amendment to the 2002 plan, which was approved by our stockholders in June 2003, to increase the number of shares of common stock authorized for issuance under the 2002 plan from 950,000 to 1,200,000. Under the 2002 plan, restricted stock awards, stock options and other stock-based awards may be granted to our employees, officers, directors, consultants and advisors.

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

     The 2002 plan permits the following forms of payment of the exercise price of stock options, some of which are in our discretion: (1) payment by cash, check or in connection with a “cashless exercise” through a broker, (2) surrender to us of shares of common stock, (3) delivery to us of a promissory note, (4) any other lawful means or (5) any combination of these forms of payment.

     If any option granted under the 2002 plan expires or is terminated, surrendered, canceled or forfeited, the unused shares of common stock covered by such option will again be available for grant under the 2002 plan. No awards may be granted under the 2002 plan after May 29, 2012, but awards previously granted may extend beyond that date.

     The 2002 plan provided that all 950,000 shares of common stock initially available under the plan would be issued as restricted stock to certain members of our senior management in connection with our emergence from bankruptcy. Upon the effective date of our plan of reorganization, we issued a total of 882,200 shares of common stock for $.001 per share to ten members of our senior management, including

249,663 shares to Mr. Baker, 146,445 shares to Mr. Daniels, 118,215 shares to Mr. Pottle, 73,223 shares to Mr. Kuzia and 29,113 shares to Ms. Gray. Subject to continued employment on the applicable vesting dates, these shares vest 35.222% on the first anniversary of the effective date (May 29, 2003), 35.222% on the second anniversary of the effective date (May 29, 2004) and 29.556% on the third anniversary of the effective date (May 29, 2005). On November 5, 2002, an additional 17,800 shares were issued for $.001 per share to members of our senior management when it was determined that the general unsecured claims, excluding secured creditor deficiency claims, of our intermediate holding company, Arch Wireless Holdings, Inc., would not exceed $120 million. These shares, of which 5,037 were issued to Mr. Baker, 2,955 were issued to Mr. Daniels, 2,385 were issued to Mr. Pottle, 1,477 were issued to Mr. Kuzia and 587 were issued to Ms. Gray, vest in the same manner as the initial 882,200 shares. On June 27, 2003 and April 5, 2004, an additional aggregate 50,000 shares were issued for $.001 per share to members of our senior management when and as general unsecured claims, excluding secured creditor deficiency claims, of Arch Wireless Holdings, Inc., were reduced below specified levels. Subject to continued employment on the vesting date, these additional 50,000 shares, of which 14,150 shares were issued to Mr. Baker, 8,300 shares were issued to Mr. Daniels, 6,700 shares were issued to Mr. Pottle, 4,150 shares were issued to Mr. Kuzia and 1,650 shares were issued to Ms. Gray, vest 100% on the third anniversary of the effective date of our plan of reorganization (May 29, 2005).

     All shares issued to Messrs. Baker, Daniels and Pottle will immediately vest if:

•	a change in control occurs while the executive is employed by us;

•	the employment of the executive is terminated without cause following the announcement of a change in control;

•	the employment of the executive is terminated within 90 days prior to a change in control or the announcement of a change in control; or

•	the employment of the executive is terminated more than 90 days prior to a change in control or the announcement of a change in control and the executive can reasonably demonstrate that such termination was in connection with or anticipation of the change in control.

     Following approval by our stockholders of the amendment to the 2002 plan that increased the number of shares of common stock authorized for issuance under the 2002 plan from 950,000 to 1,200,000, we granted stock options to the non-employee directors who joined our board of directors upon our emergence from bankruptcy and who were reelected at the 2003 annual meeting of stockholders. On June 12, 2003, we granted options to purchase 41,666 shares of common stock at an exercise price of $.001 per share and a ten year term to each of Messrs. Continenza, Gold, McHenry, Oristano, Redmond and Thompson. Subject to continued service as a director, these options vested 50% upon issuance and the remaining 50% will vest on May 29, 2004, and will immediately vest upon a change in control of our company.

     As a result of the merger of our company with a wholly-owned subsidiary that was approved by our stockholders at our 2003 annual meeting and resulted in the imposition of transfer restrictions on our common stock to help preserve, to the extent possible, certain tax benefits, on June 13, 2003 all shares of common stock issued or issuable under the 2002 plan were converted into class A common stock.

Indemnification Agreements

     In early 2003, we entered into indemnification agreements with 18 persons, including certain current directors and each executive officer, requiring us to indemnify such persons to the fullest extent permitted by the Delaware corporation statute.

Compensation Committee Interlocks and Insider Participation

     The current members of our compensation committee are William E. Redmond, Jr. (Chairman), James V. Continenza and Richard A. Rubin.

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

Director Compensation

     Fees and Expenses

     We pay our vice chairman of the board an annual fee of $50,000 and our other non-employee directors an annual fee of $25,000. In light of his additional duties, we pay the chairman of our audit committee an additional annual fee of $15,000. We pay the chairman of our audit committee and the chairman of our nominating and governance committee $2,000 for each meeting that they attend, and we pay the chairman of our compensation committee $4,000 for each meeting that he attends. We pay each non-employee director $2,000 for attendance and participation at each meeting of the board of directors at which corporate action is considered or taken. Each board committee member is paid $1,000 for attendance and participation at each board committee meeting. We also reimburse all directors for customary and reasonable expenses incurred in attending board and board committee meetings.

     Mr. Redmond, who led the board’s negotiation and consideration of our pending merger with Metrocall Holdings, Inc., is being paid an additional $25,000 in 2004 in recognition of his duties and responsibilities in that capacity.

     Stock Options

     Pursuant to approval by our stockholders at the 2003 annual meeting of stockholders, we granted stock options to purchase an aggregate of 249,996 shares of common stock, with an exercise price of $.001 per share and vesting 50% on May 29, 2003 and 50% on May 29, 2004, to the non-employee directors who joined our board of directors upon our emergence from bankruptcy and who were reelected to the board at the 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

     The following table sets forth certain information about the beneficial ownership of our class A common stock as of April 23, 2004 by:

•	each person known by us to own beneficially more than 5% of the voting power of our outstanding common stock;

•	each of our current directors;

•	our chief executive officer and the other named executive officers; and

•	all of our current directors and executive officers as a group.

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

	Shares Outstanding
Name	at April 23, 2004	Percentage (1)

C. Edward Baker, Jr.	268,850	1.4%
Lyndon R. Daniels	157,700	*
J. Roy Pottle	127,300	*
Paul H. Kuzia	52,539	*
Patricia A. Gray	25,889	*
James V. Continenza (2)	41,666	*
Eric Gold (2)	41,666	*
Carroll D. McHenry (2)	41,666	*
Matthew Oristano (3)	47,232	*
William E. Redmond, Jr. (2)	41,666	*
Richard A. Rubin (4)	1,078,424	5.5%
Samme L. Thompson (2)	41,666	*
David C. Abrams (5)	1,559,310	7.9%
Contrarian Capital Management L.L.C. (6)	1,803,716	9.1%
Hawkeye Capital Management LLC (4)	1,078,424	5.5%
All current directors and executive officers as a group (13 persons)	1,987,153	10.1%

*	Less than 1%

(1)	Our plan of reorganization provides that 20,000,000 shares of our common stock will be issued to our former secured and unsecured creditors and senior management. However, the number of shares of common stock to be distributed to each former creditor, and the actual distribution of the shares, is contingent upon the resolution of the individual claims of our former creditors. The percentage listed in the table above is based on the 19,721,317 shares of our common stock that have been distributed to former secured and unsecured creditors and senior management as of April 23, 2004.

(2)	Represents securities that such person has the right to acquire within 60 days after April 23, 2004 upon exercise of outstanding stock options.

(3)	Represents (i) 185 shares owned by the Oristano Foundation, a charitable trust the trustees of which are members of the Oristano family, (ii) 5,381 shares owned by Alda Limited Partnership, the general partner of which is a corporation controlled by Mr. Oristano and (iii) 41,666 shares that Mr. Oristano has the right to acquire within 60 days after April 23, 2004 upon exercise of outstanding stock options.

(4)	Mr. Rubin is the managing member of Hawkeye Capital Management LLC, which is the general partner of Hawkeye Capital LP, a pooled investment vehicle. The shares are reported to be beneficially owned by Mr. Rubin, Hawkeye Capital Management LLC and Hawkeye Capital LP, but Mr. Rubin has sole voting power and sole disposition power over the shares.

(5)	Based on a Schedule 13D, dated December 19, 2003, filed with the Securities and Exchange Commission. The Schedule 13D was filed on behalf of David C. Abrams and Abrams Capital, LLC. Abrams Capital, LLC is reported to be the beneficial owner of 1,474,560 of the shares, which includes shares beneficially owned by private investment partnerships of which Abrams Capital, LLC is the general partner. David C. Abrams is reported to be the beneficial owner of 1,559,310 shares, which includes shares beneficially owned by private investment partnerships and a private investment corporation that may be deemed to be controlled by Mr. Abrams, who is the managing member of the sole general partner of such partnerships and the managing member of the investment adviser to the private investment corporation.

(6)	Based on a Schedule 13G, dated March 31, 2004, filed with the Securities and Exchange Commission.

     The address of each person or entity listed in the table is: c/o Arch Wireless, Inc., 1800 West Park Drive, Suite 250, Westborough, Massachusetts 01581, except for David C. Abrams, which is 222 Berkeley Street, 22nd Floor, Boston, Massachusetts 02116, Contrarian Capital Management, L.L.C., which is 411 West Putnam Avenue, Suite 225, Greenwich, Connecticut 06830 and Hawkeye Capital Management LLC, which is 200 West 57th Street, New York, New York 10019.

Equity Compensation Plan Information

     The following table summarizes awards granted as of December 31, 2003 under our 2002 plan. The shares covered by outstanding options are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events.

	Number of		Number of Securities
	Securities To	Weighted	Remaining Available
	Be Issued Upon	Averaged	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected
Plan Category	Rights	Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	249,996	$.001	4
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	249,996	$.001	4

     Additional information with respect to our equity compensation plan is summarized under the caption “ – 2002 Stock Incentive Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Pursuant to a Registration Rights Agreement, dated May 29, 2002, on May 14, 2003 we filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to the sale of 1,978,050 shares of our common stock held by funds affiliated with Franklin Resources, Inc. that were issued to those funds in May 2002 in connection with our emergence from bankruptcy in May 2002.

     On October 3, 2003 we entered into a Note Repurchase Agreement with Abrams Capital, LLC pursuant to which we repurchased $7,130,000 in aggregate face value ($7,975,995.89 compounded value as of May 15, 2003) of our 12% subordinated secured compounding notes due 2009 for a total cash purchase price of $8,542,291.60, which includes all accrued and unpaid interest through the date of payment.

     On October 17, 2003 we entered into a Note Repurchase Agreement with Contrarian Capital Management LLC pursuant to which we repurchased $1,900,900 in aggregate face value ($2,126,448.12 compounded value as of May 15, 2003) of our 12% subordinated secured compounding notes due 2009 for a total cash purchase price of $2,287,349.36, which includes all accrued and unpaid interest through the date of payment.

     On October 17, 2003 we entered into a Note Repurchase Agreement with Franklin Floating Rate Debt Group pursuant to which we repurchased $1,900,900 in aggregate face value ($2,126,448.12 compounded value as of May 15, 2003) of our 12% subordinated secured compounding notes due 2009 for a total cash purchase price of $2,287,349.36, which includes all accrued and unpaid interest through the date of payment.

     Information with respect to the indemnification agreements into which we have entered with certain related parties is summarized under the caption “ – Indemnification Agreements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

     The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent auditor, billed to us for each of the last two fiscal years for audit and other services:

Fee Category	2003	2002

Audit Fees (1)	$614,126	$541,061
Audit-Related Fees (2)	51,735	58,000
Tax Fees (3)	186,307	52,500
All Other Fees	—	—

Total Fees	852,168	651,561

(1)	Audit fees consist of fees for the audits of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees”. These services relate to employee benefit audits and Sarbanes-Oxley Act of 2002 advisory services.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the review and preparation of tax returns, accounted for $92,125 of the total tax fees billed in 2003 and $52,500 of the total tax fees billed in 2002. Other tax fees relate to tax planning and advice.

Pre-Approval Policies and Procedures

     The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that Arch will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

     From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to Arch by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

     The Audit Committee may also delegate to one or more of its members the authority to approve any audit or non-audit services to be provided to Arch by our independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported at the next meeting of the Audit Committee.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH WIRELESS, INC.

By:	/s/ J. Roy Pottle

J. Roy Pottle
Executive Vice President
and Chief Financial Officer

Dated: April 29, 2004

EXHIBIT INDEX

2.1	Debtor’s Final Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated March 8, 2002. (1)

2.2	Agreement and Plan of Merger, dated as of May 6, 2003, between Arch Wireless, Inc. and Arch 382 Corporation. (2)

3.1	Restated Certificate of Incorporation. (3)

3.2	Amended and Restated By-Laws, as amended (4)

3.3	Certificate of Merger of Arch 382 Corporation into Arch Wireless, Inc. (4)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Arch Wireless, Inc. (4)

4.1
Indenture, dated May 29, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc. (5)

4.2
Indenture, dated May 29, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (6)

4.3
Supplemental Indenture, dated August 14, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc. (7)

4.4
Supplemental Indenture, dated August 14, 2002, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (7)

4.5
Supplemental Indenture, dated March 6, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc. (7)

4.6
Supplemental Indenture, dated March 6, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (7)

4.7
Supplemental Indenture, dated June 12, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 10% Senior Subordinated Secured Notes due 2007 of Arch Wireless Holdings, Inc. (8)

4.8
Supplemental Indenture, dated June 12, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (8)

4.9
Supplemental Indenture, dated September 26, 2003, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (9)

4.10
Supplemental Indenture, dated February 26, 2004, among Arch Wireless Holdings, Inc. the guarantors listed therein and The Bank of New York, as Trustee, relating to the 12% Subordinated Secured Compounding Notes due 2009 of Arch Wireless Holdings, Inc. (10)

4.11	Specimen of Class A common stock certificate (4)

†10.1	2002 Stock Incentive Plan, as amended. (4)

10.2	Registration Rights Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc. and the parties listed therein. (3)

†10.3
First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and C. Edward Baker, Jr. (3)

†10.4
First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and Lyndon R. Daniels. (3)

†10.5
First Amendment and Restatement to Executive Employment Agreement, dated May 29, 2002, among Arch Wireless, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc., Mobile Communications of America and J. Roy Pottle. (3)

†10.6	Arch Wireless Holdings, Inc. Severance Benefits Plan (7)

†10.7	Arch Wireless Holdings, Inc. Retention Plan (7)

10.8
Form of Indemnification Plan by and between Arch Wireless, Inc., Arch Wireless Communications, Inc., Arch Wireless Holdings, Inc., MobileMedia Communications, Inc. and Arch Wireless Operating Company, Inc. and their officers and directors. (7)

10.9	Arch Wireless Operating Company, Inc. 2003 Management Bonus Plan (8)

10.10	Arch Wireless Operating Company, Inc. 2003 Management Bonus Plan (Executive Management) (8)

10.11	Arch Wireless Operating Company, Inc. Management Long-Term Incentive Plan (8)

21.1	Subsidiaries of the Registrant. (10)

23.1	Consent of Independent Accountants (10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14/Rule 15d-14 of the Securities Exchange Act of 1934, as amended, dated March 1, 2004. (10)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14/Rule 15d-14 of the Securities Exchange Act of 1934, as amended, dated March 1, 2004. (10)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14/Rule 15d-14 of the Securities Exchange Act of 1934, as amended, dated April 29, 2004.

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14/Rule 15d-14 of the Securities Exchange Act of 1934, as amended, dated April 29, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 1, 2004. (10)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 1, 2004. (10)

*	Filed herewith.

†	Identifies exhibits constituting a management contract or compensation plan.

(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated March 11, 2002 and filed on March 12, 2002.

(2)	Incorporated by reference from the Definitive Proxy Statement dated and filed May 9, 2003.

(3)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated May 15, 2002 and filed on May 30, 2002.

(4)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated June 12, 2003 and filed on June 13, 2003.

(5)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28581).

(6)	Incorporated by reference from the Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3 of Arch Wireless Holdings, Inc. (File No. 022-28580).

(7)	Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the year ended December 31, 2002.

(8)	Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Wireless, Inc. for the quarter ended June 30, 2003.

(9)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated and filed September 26, 2003.

(10)	Incorporated by reference from the Annual Report on Form 10-K of Arch Wireless, Inc. for the year ended December 31, 2003.