Form 10-Q
period 2004-03-31
ARCH WIRELESS INC
filed 2004-05-06
CIK 915390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004 or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
______________ to _____________ Commission File Number 001-14248 Arch Wireless, Inc. (Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	31-1358569 (I.R.S. Employer Identification No.)
1800 West Park Drive, Suite 250 Westborough, Massachusetts (address of principal executive offices)	01581 (Zip Code)

(508) 870-6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [   ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: no shares of the Registrant’s Common Stock ($.001 per value per share) and 19,721,317 shares of the Registrant’s Class A Common Stock ($0.0001 par value per share) were outstanding as of April 30, 2004.

ARCH WIRELESS, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH WIRELESS, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,207	$34,582
Accounts receivable, net	20,363	26,052
Deposits	6,387	6,776
Prepaid rent	454	514
Prepaid expenses and other	9,847	7,381
Deferred income taxes	30,206	30,206

Total current assets	101,464	105,511

Property and equipment	395,613	394,436
Less accumulated depreciation and amortization	(202,430)	(180,563)

Property and equipment, net	193,183	213,873

Assets held for sale	658	1,139
Intangible and other assets, net	3	3
Deferred income taxes	189,346	189,346

	$484,654	$509,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$40,000	$20,000
Accounts payable	5,816	8,836
Accrued compensation and benefits	8,584	17,820
Accrued network costs	7,345	7,893
Accrued property and sales taxes	8,196	10,076
Accrued interest	3,017	1,520
Accrued restructuring charges	11,467	11,481
Accrued other	7,445	8,104
Customer deposits and deferred revenue	23,611	25,477

Total current liabilities	115,481	111,207

Long-term debt, less current maturities	—	40,000

Deferred income taxes payable	3,265	—

Other long-term liabilities	5,740	4,042

Stockholders' equity:
Common stock - $0.001 par value	2	2
Additional paid-in capital	340,143	339,928
Deferred stock compensation	(2,209)	(2,682)
Retained earnings	22,232	17,375

Total stockholders' equity	360,168	354,623

	$484,654	$509,872

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$123,659	$164,753
Operating expenses:
Cost of products sold (exclusive of depreciation, amortization and
stock based and other compensation shown separately below)	938	1,658
Service, rental, and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown
separately below)	38,988	50,135
Selling (exclusive of stock based and other compensation shown
separately below)	9,068	12,494
General and administrative (exclusive of depreciation, amortization
and stock based and other compensation shown separately below)	31,117	49,092
Depreciation and amortization	26,309	33,223
Stock based and other compensation	2,938	2,195
Restructuring charges	3,018	—

Total operating expenses	112,376	148,797

Operating income	11,283	15,956
Interest expense, net	(3,329)	(5,646)
Other income, net	168	10

Income before income tax expense	8,122	10,320
Income tax expense	(3,265)	(4,249)

Net income	$4,857	$6,071

Basic net income per common share	$0.24	$0.30

Diluted net income per common share	$0.24	$0.30

Basic weighted average common shares outstanding	20,000,000	20,000,000

Diluted weighted average common shares outstanding	20,078,213	20,000,000

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,857	$6,071
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	26,309	33,223
Accretion of long-term debt	—	3,167
Amortization of stock based compensation	688	448
Deferred income tax expense	3,265	4,249
(Gain) Loss on disposals of property and equipment	(109)	49
Other income	(56)	—
Provisions for doubtful accounts and service
adjustments	2,336	8,685
Changes in assets and liabilities:
Accounts receivable	3,353	(705)
Prepaid expenses and other	(2,017)	9,205
Accounts payable and accrued expenses	(13,860)	(11,883)
Customer deposits and deferred revenue	(1,866)	(1,341)
Other long-term liabilities	1,620	39

Net cash provided by operating activities	24,520	51,207

Cash flows from investing activities:
Additions to property and equipment	(5,701)	(3,416)
Proceeds from disposals of property and equipment	750	2,145
Receipts from note receivable	56	59

Net cash used for investing activities	(4,895)	(1,212)

Cash flows from financing activities:
Repayment of long-term debt	(20,000)	(26,740)

Net cash used for financing activities	(20,000)	(26,740)

Net increase (decrease) in cash and cash equivalents	(375)	23,255
Cash and cash equivalents, beginning of period	34,582	37,187

Cash and cash equivalents, end of period	$34,207	$60,442

Supplemental disclosures:
Interest paid	$1,903	$919
Asset retirement obligations	$—	$1,244

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

    (a)  Preparation of Interim Financial Statements – The consolidated financial statements of Arch Wireless, Inc. (“Arch” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 2003, has been prepared without audit. The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003. In the opinion of management, these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

    (b)  Risks and Other Important Factors – Based on current and anticipated levels of operations, Arch’s management anticipates that net cash provided by operating activities, together with the $34.2 million of cash on hand at March 31, 2004, will be adequate to meet its anticipated cash requirements for the foreseeable future.

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

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services. If the rate of decline of messaging units in service exceeds Arch’s expectations, its revenues will be negatively impacted, and such impact could be material. Arch’s plan to consolidate its networks may also negatively impact revenues as customers may experience a reduction in, and possible disruptions of, service in certain areas. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, which could impair the value of its debt and equity securities.

    (c)  Proposed Merger – On March 29, 2004 Arch announced the execution of a definitive merger agreement with Metrocall Holdings, Inc. (“Metrocall”). Under terms of the merger agreement, a new holding company will be formed to own both Arch and Metrocall. In the aggregate, Metrocall common stockholders will receive $150 million in cash pursuant to a cash election and 27.5% of the shares of the new holding company’s common stock. Under the cash election, Metrocall shareholders will be entitled to elect to receive cash in the amount of $75.00 per Metrocall share for up to two million Metrocall shares. The remaining approximately four million fully diluted Metrocall shares will be converted into 27.5% of the new holding company’s outstanding common stock. To the extent that cash elections are made in respect of a number greater than or less than two million shares, the merger consideration will be adjusted on a pro rata basis so that two million of Metrocall’s outstanding shares are exchanged for cash.

        Arch shareholders will receive one share of new holding company common stock for each share of Arch common stock they own. Based on Arch’s outstanding shares and options as of April 20, 2004, 20,249,996 shares and options of the new holding company would be issued to Arch stakeholders. This amount consists of 19,721,317 shares currently outstanding, 278,683 shares remaining to be issued pursuant to Arch’s plan of reorganization and options to purchase 249,996 shares of Arch common stock issued to certain members of the board of directors which will become fully vested on May 29, 2004. The current balance of outstanding shares above includes 633,001 shares of restricted stock issued to certain members of management that are currently subject to repurchase and other restrictions. On May 29, 2004, restrictions related to 316,999 of these shares will no longer be applicable, leaving 316,002 shares subject to these restrictions, including possible repurchase prior to May 29, 2005. If all 316,002 shares were repurchased, Arch shareholders would receive 19,933,994 shares of the new holding company’s common stock and Metrocall’s shareholders would receive 7,560,515 shares of the new holding company’s common stock, reflecting an exchange ratio of 1.876 new holding company shares for each Metrocall share.

        Arch and Metrocall intend that the merger will qualify as a tax-free reorganization to the extent that shareholders receive stock rather than cash. Upon completion of the merger, Arch shareholders will own approximately 72.5% and Metrocall shareholders will own approximately 27.5% of the new company on a fully diluted basis.

        Arch expects the new holding company will incur up to $150.0 million of indebtedness to provide the funds necessary to purchase the two million Metrocall shares subject to the cash election referred to above. If such financing is not available or is not available on acceptable terms, the merger may be abandoned by either Arch or Metrocall.

        Arch expects the merger, which has been approved by the boards of directors of Arch and Metrocall, but is subject to regulatory review, shareholder approval and other third-party consents, to be completed in the second half of 2004.

    (d)  Long-lived Assets – Intangible and other assets were comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$3,547	$3,547	$ —
Purchased Federal Communications Commission licenses	5 yrs	2,119	2,119	—
Other		3	—	3

		$5,669	$5,666	$ 3

        Aggregate amortization expense for intangible assets for the three months ended March 31, 2004 was zero. The balance of Arch’s intangible assets were fully amortized in 2003, therefore there is no additional amortization expense to recognize in future periods.

    (e)  Restructuring Charges — In 2003 and the three month period ended March 31, 2004, Arch recorded restructuring charges of $11.5 million and $3.0 million, respectively, related to certain lease agreements for transmitter locations. Under the terms of these agreements Arch is required to pay minimum amounts for a designated number of transmitter locations, however, Arch determined the designated number of transmitter locations was in excess of the Company’s current and anticipated needs. At March 31, 2004, the balance of the restructuring reserve was as follows (in thousands):

	Balance at December 31, 2003	Restructuring Charge in 2004	Cash Paid	Remaining Reserve at March 31, 2004
Lease obligation costs	$11,481	$3,018	$3,032	$11,467

        The remaining obligations associated with these agreements are expected to be paid over the next five quarters.

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

        During the quarter ended December 31, 2003, management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets. Results for the three months ended March 31, 2004 and anticipated future results remain consistent with the assessment made in 2003, therefore management continues to believe no valuation allowance is required.

        The effective income tax rate is expected to continue to differ from the statutory federal tax rate primarily due to the effect of state income taxes.

    (g)  Earnings per Share – Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income	$4,857	$6,071

Weighted average common shares outstanding	20,000,000	20,000,000
Dilutive effect of:
Options to purchase common stock	78,213	—

Common stock and common stock equivalents	20,078,213	20,000,000

Earnings per share:
Basic	$0.24	$0.30
Diluted	$0.24	$0.30

        For the three months ended March 31, 2004 and 2003, no shares were excluded from the calculations above due to the shares being anti-dilutive.

    (h)  Recent and Pending Accounting Pronouncements – In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 and issued a revision to that guidance, FIN No. 46-R, in December 2003. FIN No. 46 and FIN No 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 were applicable to Arch for any interests entered into after January 31, 2003 and the provisions of FIN No. 46-R were effective on January 1, 2004. Arch does not have any interests that would change its current reporting entity or require additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, also known as the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Factors Affecting Future Operating Results.”

Pending Metrocall Merger

        On March 29, 2004, we announced the execution of a definitive merger agreement with Metrocall Holdings, Inc., also known as Metrocall. Under terms of the merger agreement, a new holding company will be formed to own both Arch and Metrocall. In the aggregate, Metrocall common stockholders will receive $150 million in cash pursuant to a cash election and 27.5% of the shares of the new holding company’s common stock. Under the cash election, Metrocall shareholders will be entitled to elect to receive cash in the amount of $75.00 per Metrocall share for up to two million Metrocall shares. The remaining approximately four million fully diluted Metrocall shares would be converted into 27.5% of the new holding company’s outstanding common stock. To the extent that cash elections are made in respect of a number greater than or less than two million shares, the merger consideration will be adjusted on a pro rata basis so that two million of Metrocall’s outstanding shares are exchanged for cash.

        Our shareholders will receive one share of new holding company common stock for each share of our common stock they own. Based on our outstanding shares and options as of April 20, 2004, 20,249,996 shares and options of the new holding company would be issued to our stakeholders. This amount consists of 19,721,317 shares currently outstanding, 278,683 shares remaining to be issued pursuant to our plan of reorganization and options to purchase 249,996 shares of our common stock issued to certain members of the board of directors which will become fully vested on May 29, 2004. The current balance of outstanding shares above includes 633,001 shares of restricted stock issued to certain members of our management that are currently subject to repurchase and other restrictions. On May 29, 2004, restrictions related to 316,999 of these shares will no longer be applicable, leaving 316,002 shares subject to these restrictions, including possible repurchase prior to May 29, 2005. If all 316,002 shares were repurchased, our shareholders would receive 19,933,994 shares of the new holding company’s common stock and Metrocall’s shareholders would receive 7,560,515 shares of the new holding company’s common stock, reflecting an exchange ratio of 1.876 new holding company shares for each Metrocall share.

        Arch and Metrocall intend that the merger will qualify as a tax-free reorganization to the extent that shareholders receive stock rather than cash. Upon completion of the merger, Arch shareholders will own approximately 72.5% and Metrocall shareholders will own approximately 27.5% of the new company on a fully diluted basis.

        We expect the new holding company will incur up to $150.0 million of indebtedness to provide the funds necessary to purchase the two million Metrocall shares subject to the cash election referred to above. If such financing is not available or is not available on acceptable terms, the merger may be abandoned by either Arch or Metrocall.

        Arch expects the merger, which has been approved by the boards of directors of Arch and Metrocall, but is subject to regulatory review, shareholder approval and other third-party consents, to be completed in the second half of 2004.

Overview

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our consolidated financial statements and “Factors Affecting Future Operating Results,” which describes key risks associated with our operations and industry and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2003 Annual Report on Form 10-K for the fiscal year ended December 31, 2003: “Overview,” “Results of Operations” and “Inflation.”

        We market and distribute our services through a direct sales force and a small indirect sales force.

    Direct.  Our direct sales force leases or sells devices and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 500 companies, health care and related businesses and government agencies. Our direct sales force represents our most significant sales and marketing efforts and we intend to continue to market to commercial enterprises utilizing our direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers.

    Indirect.  Our indirect sales force sells devices and access to our messaging networks to third parties, or resellers, who then resell messaging services to consumers or small businesses. Resellers generally are not exclusive distributors of our services and often have access to the networks of more than one provider. Competition among network providers to attract and maintain resellers is based primarily upon price. We intend to continue to provide access to our messaging networks to resellers and to concentrate on relationships that are profitable and in which longer-term partnerships can be established and maintained.

        The following tables set forth units in service and revenue associated with our channels of distribution:

	As of March 31,				As of December 31,
(units in thousands)	2004		2003		2003
	Units	%	Units	%	Units	%
Direct	3,516	84%	4,031	78%	3,674	83%
Indirect	662	16	1,132	22	763	17

Total	4,178	100%	5,163	100%	4,437	100%

	For the Quarter Ended March 31,				For the Quarter Ended December 31,
(dollars in thousands)	2004		2003		2003
	Revenue	%	Revenue	%	Revenue	%
Direct	$115,696	94%	$151,766	92%	$126,128	93%
Indirect	7,963	6	12,987	8	8,899	7

Total	$123,659	100%	$164,753	100%	$135,027	100%

        We derive the majority of our revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements and the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, are monitored on a monthly basis. In addition, the ratio of gross placements for a period to the number of sales representatives for the same period, referred to as gross placements per sales representative, is also reviewed. This measurement together with the gross placement rate reflects the productivity of our direct sales force. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success retaining subscribers which is important in order to maintain recurring revenues and to control operating expenses.The following table sets forth our gross placements and disconnects for the periods stated.

	For the Quarter Ended March 31,						For the Quarter Ended December 31,
(units in thousands)	2004			2003			2003
	Gross Placements	Disconnects	Net Loss	Gross Placements	Disconnects	Net Loss	Gross Placements	Disconnects	Net Loss
Direct	119	277	(158)	156	437	(281)	131	307	(176)
Indirect	35	136	(101)	86	282	(196)	41	145	(104)

Total	154	413	(259)	242	719	(477)	172	452	(280)

        We believe demand for our one and two-way messaging services has declined over the past several years and we believe demand will continue to decline for the foreseeable future. The decline in demand for our messaging services has largely been attributable to competition from cellular and broadband PCS service providers.

        The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit, is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly. The following table sets forth our average revenue per unit by distribution channel for the periods stated. The rates for the prior year periods below have been recalculated to reflect a 249,000 unit adjustment recorded at December 31, 2003 which is discussed in our annual report on Form 10-K for 2003.

	For the Quarter Ended March 31,		For the Quarter Ended December 31,
	2004	2003	2003
Direct	$10.35	$10.91	$10.72
Indirect	3.70	3.50	3.59
Consolidated	9.25	9.30	9.45

        Average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges, however this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. The decrease in our consolidated average revenue per unit for the quarter ended March 31, 2004 from the quarters ended March 31, 2003 and December 31, 2003 was due primarily to the change in average revenue per unit in service in our direct distribution channel. We anticipate average revenue per unit for our direct units in service will decline in future periods and the decline will be primarily due to the mix of messaging services demanded by our customers, a decline in the percentage of customers with fewer units in service and, to a lesser extent, changes in monthly charges and competitive pricing pressure.

        As discussed earlier, customers with more units in service generally have lower monthly charges for similar services due to volume discounts and historically have had lower disconnect rates. Therefore, as the percentage of our direct units in service becomes more concentrated with customers that have more units in service, our average revenue per unit and disconnect rate should decline. The following table sets forth our units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for the quarter ended March 31, 2004. As presented below, average revenue per unit in service differs from that disclosed above as these calculations include only contractual recurring revenues. Several revenue items including usage or transaction based fees, which vary from period to period, are excluded from the calculation of average revenue per unit in the table below.

(units in thousands)	For the Quarter Ended March 31, 2004
	Number of Customers	Units in Service	% of Total Units in Service	Average Revenue per Unit
Beginning Units in Service
Customers with 1-10 units in service	428,197	717	19.5%	$12.29
Customers with 11-100 units in service	27,349	767	20.9	10.06
Customers with >100 units in service	3,908	2,190	59.6	8.09

Total	459,454	3,674	100.0%	9.41

Ending Units in Service
Customers with 1-10 units in service	386,703	653	18.6%	$12.18
Customers with 11-100 units in service	25,672	724	20.6	9.82
Customers with >100 units in service	3,740	2,139	60.9	7.80

Total	416,115	3,516	100.0%	9.05

        The following table sets forth our gross placements, disconnects and net gains (losses) of units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for the quarter ended March 31, 2004. The gross placement, disconnect and net gain (loss) rates set forth below are calculated by dividing the relevant measure, gross placements, disconnects or net gains (losses) by average units in service and are presented on an average monthly basis.

(units in thousands)	For the Quarter Ended March 31, 2004
	Units Placed/ Disconnected	% of Total	Placement, Disconnect and Net Loss Rate
Gross Placements
Customers with 1-10 units in service	13	10.5%	0.6%
Customers with 11-100 units in service	27	22.7	1.2
Customers with >100 units in service	79	66.8	1.2

Total	119	100.0%	1.1%

Disconnects
Customers with 1-10 units in service	(77)	27.7%	3.7%
Customers with 11-100 units in service	(70)	25.4	3.1
Customers with >100 units in service	(130)	46.9	2.0

Total	(277)	100.0%	2.6%

Net Gains (Losses)
Customers with 1-10 units in service	(64)	40.8%	(3.1)%
Customers with 11-100 units in service	(43)	27.4	(1.9)
Customers with >100 units in service	(51)	31.8	(0.8)

Total	(158)	100.0%	(1.5)%

        The tables above illustrate the increasing concentration of customers with more units in service and how the net gain (loss) rate decreases as the number of units with a customer increases, thereby resulting in lower overall disconnect rates and average revenue per unit. We anticipate this trend to continue in future periods, which should result in lower revenues, although the rate of revenue decline should also decrease.

        Our revenues were $123.7 million and $164.8 million for the quarters ended March 31, 2004 and 2003, respectively. As noted above, the demand for one-way messaging services has declined over the past several years and, as a result, management of operating expenses is important to our financial results. Certain of our operating expenses are especially important to overall expense control. These operating expenses are categorized as follows:

o	Service, rental and maintenance. These are the expenses associated with the operation of our networks and the provision of messaging services. These expenses consist largely of telephone charges to deliver messages over our networks and lease payments for locations on which we maintain transmitters.

o	Selling. These are the costs associated with our direct and indirect sales forces. These costs consist primarily of salaries and commissions and advertising expense.

o	General and administrative. These are costs associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.

        We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues. The ratio of revenues less the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses to revenues is referred to as operating margin. Operating margin is a key indicator of our operating efficiency. Even though operating expenses are classified as described above, expense controls are also performed on a functional expense basis. For the three months ended March 31, 2004, we incurred approximately 75% of the expenses referred to above in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expenses.

        Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. We review the number of employees in major functional work groups, such as direct sales, collections and customer service on a monthly basis. The ratio of the number of employees in each functional work group to the number of direct units in service or total units in service is reviewed to ensure that functional groups, which are largely dependent on the number of units in service, maintain or improve this ratio. We also review the design and physical locations of functional groups to continuously improve efficiency, simplify organizational structures and minimize physical locations.

        Lease payments for transmitter locations are largely dependent on our messaging networks. We operate local, regional and nationwide one-way messaging networks and a two-way messaging network. These networks each require locations on which to place transmitters, receivers and antennas. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations. In 2003, we removed 4,520 transmitters from various networks and plan to remove approximately 1,200 additional transmitters in 2004, including approximately 150 that were removed during the three months ended March 31, 2004.

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

        The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $80.1 million and $113.4 million for the three months ended March 31, 2004 and 2003, respectively, and operating margins in those periods were 35.2% and 31.2%, respectively. The decrease in these operating expenses is discussed in “Results of Operations.” An increase in operating margin indicates expense reductions exceeded the rate of revenue declines. Since it is anticipated that demand for one and two-way messaging will continue to decline in 2004, expense reductions will continue to be necessary in order for us to maintain operating margins at current levels.

Results of Operations

        Comparison of the Results of Operations for the Three Months Ended March 31, 2004 and 2003

	For the Quarter Ended March 31,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$123,659	100.0%	$164,753	100.0%	$(41,094)	(24.9)%
Selected operating expenses:
Cost of products sold	938	0.8	1,658	1.0	(720)	(43.4)
Service, rental and maintenance	38,988	31.5	50,135	30.4	(11,147)	(22.2)
Selling	9,068	7.3	12,494	7.6	(3,426)	(27.4)
General and administrative	31,117	25.2	49,092	29.8	(17,975)	(36.6)

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and the sale of devices. Device sales represented less than 10% of total revenues for the quarters ended March 31, 2004 and 2003. We do not differentiate between service and rental revenues. The decrease in revenues consisted of a $37.8 million decrease in recurring fees associated with the provision of messaging services and a $3.3 million decrease in revenues from device transactions. The table below sets forth units in service and recurring fees, the changes in each between the three months ended March 31, 2004 and 2003 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Revenue
	2004	2003	Change	2004	2003	Change	Change due to ARPU	Change due to Units
One-way messaging	3,901	4,828	(927)	$97,064	$130,271	$(33,207)	$(6,412)	$(26,795)
Two-way messaging	277	335	(58)	22,482	27,069	(4,587)	(111)	(4,476)

Total	4,178	5,163	(985)	$119,546	$157,340	$(37,794)	$(6,523)	$(31,271)

        As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in reductions in recurring fees due to the lower volume of subscribers. In addition, as the percentage of customers with more than 100 units in service increases, our average revenue per unit and disconnect rate is expected to decline. We expect that the impact of these events should result in a lower rate of decline in revenues.

        Payroll and related expenses are our largest expense, representing 37.3% and 38.7% of the total of cost of products sold, service, rental and maintenance, selling and general and administrative in the three months ended March 31, 2004 and 2003, respectively. The payroll and related expenses in each significant category of expense are included in the following table:

	For the Quarter Ended March 31,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Service, rental & maintenance	$6,658	5.3%	$8,012	4.9%	$(1,354)	(16.9)%
Selling	8,760	7.1	11,912	7.2	(3,152)	(26.5)
General and administrative	14,440	11.7	24,008	14.6	(9,568)	(39.9)

Total	$29,858	24.1%	$43,932	26.7%	$(14,074)	(32.0)%

        As discussed earlier, we review the ratio of the number of direct units in service per employee in each functional work group to ensure that functional groups, which are largely dependent on the number of units in service, maintain or improve this ratio. The number of employees and the ratio of direct units in service per employee for each category of expense are included in the table below:

	For the Quarter Ended March 31,				Change Between
	2004		2003		2004 and 2003
	# of Employees	Units per Employee	# of Employees	Units per Employee	# of Employees	Units per Employee
Service, rental & maintenance	451	7,795	563	7,159	(112)	636
Selling	553	6,357	777	5,187	(224)	1,170
General and administrative	1,009	3,484	1,788	2,254	(779)	1,230

Total	2,013	1,746	3,128	1,289	(1,115)	457

        The decrease in the number of employees resulted in $14.1 million lower payroll and related expense for the quarter ended March 31, 2004, and the ratio of direct units in service per employee improved in each functional work group. Service, rental and maintenance consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are related to the number of networks we operate rather than the number of units in service on our networks. In the quarter ended March 31, 2004, we maintained higher staffing levels to support our efforts to consolidate our networks. The decrease in payroll expenses related to selling was due primarily to a decrease in the number of sales representatives and sales management which resulted from our continuing efforts to maintain or improve sales force productivity; consequently, as units in service decline, fewer sales personnel are required. The decrease in payroll and related expenses included in general and administrative expenses was due to a lower number of employees in this category at March 31, 2004. In particular, the 779 fewer employees was due primarily to the improvement in the ratio of direct units in service per employee in various work groups, such as customer service, collections and inventory.

        Cost of products sold consists of the cost basis of devices sold to or lost by our customers, respectively. The decrease in this expense for the quarter ended March 31, 2004 was due to fewer device transactions as a result of lower units in service in 2004.

        Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Quarter Ended March 31,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Lease payments for transmitter
locations	$20,614	16.7%	$25,567	15.5%	$(4,953)	(19.4)%
Telephone related expenses	6,921	5.6	10,448	6.3	(3,527)	(33.8)
Payroll and related expenses	6,658	5.4	8,012	4.9	(1,354)	(17.7)
Fees paid to other network
providers	529	0.4	749	0.4	(220)	(29.4)
Operator dispatch fees	915	0.7	1,085	0.7	(170)	(15.7)
Other	3,351	2.7	4,274	2.6	(923)	(22.0)

Total	$38,988	31.5%	$50,135	30.4%	$(11,147)	(22.2)%

        As illustrated in the table above, service, rental and maintenance expenses decreased $11.1 million from the quarter ended March 31, 2003, however the percentage of these costs to revenues increased, primarily due to lease payments for transmitter locations. As discussed earlier, we have reduced the number of transmitters in service in conjunction with our plan to consolidate our networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Leases may also consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term. Consequently, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. During the quarter ended March 31, 2004, we recorded a $3.0 million restructuring charge associated with a lease agreement for transmitter locations. Under the terms of this agreement, we are required to pay certain minimum amounts for a designated number of transmitter locations. During the quarter, we determined the designated number of transmitter locations was in excess of our current and anticipated needs and as a result we ceased use of these locations. This charge resulted in lower expense of $1.1 million in the quarter ended March 31, 2004 and will result in lower expense for the next two quarters though in lower amounts. In addition, the restructuring charge recorded in the quarter ended December 31, 2003 resulted in lower expense of $1.9 million in the current quarter compared to the fourth quarter of 2003 which should continue for the next four quarters. The remaining obligations associated with these agreements will be paid over the next five quarters.

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

        Service, rental and maintenance expenses related to two-way messaging were $8.9 million for the quarter ended March 31, 2004, compared to $9.9 million for the same period in 2003. The reduction in these expenses in 2003 was due primarily to lower fees paid to third party network providers, which resulted from our efforts to migrate customers to our network.

        We believe the primary service, rental and maintenance expense reduction in 2004 will relate to lease payments for transmitter locations. In 2003, we recognized a beneficial trend in these payments as a result of our ongoing program to consolidate the number of networks we operate. We expect this trend to continue in future periods, although we cannot guarantee the level and specific timing of savings because these expenses are based on underlying contracts which, depending on the particular contract, may or may not result in immediate expense savings.

        General and administrative expenses consist of the following significant items:

	For the Quarter Ended March 31,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll and related expenses	$14,440	11.7%	$24,008	14.6%	$(9,568)	(39.9)%
Bad debt	519	0.4	3,579	2.2	(3,060)	(85.5)
Facility expenses	3,624	2.9	4,528	2.8	(904)	(20.0)
Telephone	1,612	1.3	3,000	1.8	(1,388)	(46.3)
Outside services	2,835	2.3	2,872	1.7	(37)	(1.3)
Taxes and permits	3,199	2.6	3,851	2.3	(652)	(16.9)
Other	4,888	4.0	7,254	4.4	(2,366)	(32.6)

Total	$31,117	25.2%	$49,092	29.8%	$(17,975)	(36.6)%

        The decrease in bad debt expense was due to improved collections and lower levels of overall accounts receivable, which resulted from decreases in revenues as described above. We anticipate bad debt expense may increase in the future since we do not anticipate similar decreases in future accounts receivable balances. The $904,000 decrease in facilities expense was due to the closure of various office facilities in conjunction with our efforts to reduce the number of physical locations at which we operate. The decrease in telephone expense was due primarily to fewer calls to our call centers as a result of fewer units in service and the reduction of physical locations at which we operate. Taxes and permits consists primarily of property, franchise and gross receipts taxes. The decrease for the three months ended March 31, 2004 was due primarily to lower revenue, since certain of these charges are levied on revenue.

        Depreciation and amortization expenses decreased to $26.3 million for the quarter ended March 31, 2004 from $33.2 million for the same period in 2003. This decrease was due primarily to certain assets becoming fully depreciated in the quarter ended June 30, 2003 for which no depreciation expense was recorded in the quarter ended March 31, 2004.

        Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. Stock based and other compensation was $2.9 million for the first quarter of 2004, compared to $2.2 million in the first quarter of 2003. The increase in this expense is due primarily to higher charges associated with the long-term management incentive plan of $1.6 million, $812,000 of which resulted from an increase in the value of our common stock during the quarter. The expense related to this plan varies directly with the market value of our common stock and may increase or decrease in future periods.

        Interest expense, net decreased to $3.3 million for the quarter ended March 31, 2004 from $5.6 million for the same period in 2003. This decrease was due to lower average outstanding debt balances in the quarter ended March 31, 2004 compared to the same period in 2003. Our current outstanding notes are at fixed rates; therefore, interest expense is dependent only on outstanding balances. During the quarter ended March 31, 2004, we redeemed $20 million compounded value of our 12% notes. On April 30, 2004, we completed an optional redemption of $20 million compounded value of our 12% notes and on April 28, 2004 we announced the optional redemption of the final $20 million compounded value of our 12% notes to occur on May 28, 2004.

        For the quarter ended March 31, 2004, we recognized $3.3 million of deferred income tax expense based on an effective tax rate of approximately 40%. The expense for the three months ended March 31, 2003 of $4.2 million was recorded at an effective tax rate of approximately 41%. We anticipate recognition of income tax expense to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results — Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments” and “Application of Critical Accounting Policies – Income Taxes” for further discussion.

Liquidity and Capital Resources

Overview

        Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the $34.2 million of cash on hand at March 31, 2004, will be adequate to meet our anticipated cash requirements for the foreseeable future.

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

        Cash Flow. Our net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$24.5	$51.2
Net cash used in investing activities	$(4.9)	$(1.2)
Net cash used in financing activities	$(20.0)	$(26.7)

Borrowings. The following table describes our principal borrowings at March 31, 2004 and associated debt service and amortization requirements:

Compounded Value	Interest	Maturity Date	Required Amortization
$40.0 million	12%, payable in cash semi-annually	May 15, 2009	Semi-annually in amounts equal to excess cash - see note (1) below
(1) Excess cash payments are required:

o	on each November 15 and May 15, the payment dates, to the extent cash at the prior quarter end exceeds $45 million ($35 million subsequent to September 30, 2004), after taking into account required interest and principal payments due on the payment date and certain working capital adjustments;

o	out of the proceeds of asset sales in excess of $2 million; and

o	out of specified kinds of insurance and condemnation proceeds.

        On April 30, 2004, we completed an optional redemption of $20 million compounded value of our 12% notes and on April 28, 2004 we announced the optional redemption of the final $20 million compounded value of our 12% notes to occur on May 28, 2004.

Capital Expenditures and Commitments

        Our business requires funds to finance capital expenditures for subscriber equipment and network system equipment.

        Our capital expenditures increased from $3.4 million for the three months ended March 31, 2003 to $5.7 million for the three months ended March 31, 2004. Capital expenditures primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems. We have funded and plan to fund our 2004 capital expenditures with net cash provided by operating activities.

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

        Contractual Obligations. Our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations as of March 31, 2004 are indicated in the table below. For purposes of this table, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: (1) fixed or minimum quantities to be purchased; (2) fixed, minimum or variable pricing provisions; and (3) the approximate timing of transactions. These obligations primarily relate to devices and certain telephone expenses. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$40,000	$40,000	$—	$—	$—
Operating lease obligations	106,515	42,610	60,350	2,388	1,167
Purchase obligations	29,807	24,495	5,312	—	—
Other long-term liabilities	5,512	—	4,648	—	864

Total	$181,834	$107,105	$70,310	$2,388	$2,031

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

      Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, known as SFAS No. 144, we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At March 31, 2004 we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

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

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $3.1 million and $5.0 million at March 31, 2004 and December 31, 2003, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $2.2 million and $3.6 million at March 31, 2004 and December 31, 2003, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

      Revenue Recognition

        Our revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, known as EITF No. 00-21, we evaluated these revenue arrangements and determined that two separate units of accounting exist: messaging service revenue and device sale revenue. Accordingly, we recognize messaging service revenue over the period the service is performed and revenue from device sales is recognized at the time of shipment. We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

        Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements, known as SAB 101, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At March 31, 2004, we had approximately $1.5 million of deferred revenue and $425,000 of deferred expense that will be recognized in future periods, principally over the next five fiscal quarters.

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

        We had approximately 3.2 million leased units in service as of March 31, 2004 which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical; therefore, we capitalize a majority of the significant refurbishment costs incurred. These costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the three months ended March 31, 2004 and 2003, $202,000 and $946,000, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal but opposite amounts and depreciation expense would differ on a prospective basis.

      Asset Retirement Obligations

        We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, known as SFAS No. 143, in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term; therefore, a future obligation exists. We have recognized cumulative asset retirement obligation assets of $4.7 million through March 31, 2004. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation and amortization expense for the three months ended March 31, 2004 includes $148,000 related to depreciation of these assets. The asset retirement obligation assets, and their corresponding liabilities, recorded to date relate to either our current plans to consolidate our networks or to the removal of assets at an estimated future terminal date.

        At March 31, 2004 and 2003, accrued expenses included $884,000 and $1.8 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability.

        At March 31, 2004 and 2003, other long-term liabilities included $864,000 and $1.3 million, respectively, related primarily to an estimate of assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes at the time we adopted SFAS No. 143. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

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

      Income Taxes

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

        We established a valuation allowance against our net deferred tax assets upon emergence from bankruptcy since, based on information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2003, we determined, based on operating income for the two years then ended, repayment of our notes well ahead of schedule and anticipated operating income and cash flows for future periods that it was more likely than not that certain deferred tax assets would be realized in the future. Accordingly, we determined that it was appropriate to release the valuation allowance recorded against those deferred tax assets. Our results for the three months ended March 31, 2004 and anticipated future results remain consistent with our previous assessment, therefore we continue to believe no valuation allowance against our deferred tax assets is required.

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

        In accordance with provisions of the Internal Revenue Code, we were required to apply the cancellation of debt income arising in conjunction with the provisions of our plan of reorganization against tax attributes existing as of December 31, 2002. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of various tax laws and regulations and it has a material effect on the tax attributes remaining after allocation, and thus our future tax position. As a result of the method used to allocate cancellation of debt income for financial reporting purposes as of December 31, 2002, we had no net operating losses remaining and the tax bases of certain other tax assets were reduced. Other methods of allocating the cancellation of debt income are possible based on different interpretations of various tax laws. In August 2003, the Internal Revenue Service issued additional regulations regarding the allocation of cancellation of debt income. We evaluated these regulations and determined that an alternative method of allocation was more probable than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred tax assets and stockholders’ equity being recognized than would have been recognized using the December 31, 2002 allocation method. Had this method been utilized at December 31, 2002, the only effect on our consolidated financial statements would have been the amounts disclosed in the footnotes to the financial statements as we would have, at that point in time, concluded that a full valuation allowance was appropriate on the additional deferred tax assets.

        We believe that we are more likely than not to recover our net deferred tax assets of $219.6 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of March 31, 2004, we would require approximately $539 million in cumulative future operating income to be generated at various times over approximately the next twenty years to realize our net deferred tax assets. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.

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

        Reductions in the number of units in service significantly affects the results of operations of wireless messaging service providers since operations no longer benefit from the recurring revenue generated from the units in service. In addition, the sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Our units in service have declined for the past several years resulting in substantial decreases in revenues. We expect to continue to experience significant declines in units in service and revenues for the foreseeable future.

        In order to continue to generate net cash provided by operating activities, given the anticipated decreases in revenues described above, reductions in operating expenses have been, and will continue to be, necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 37.3% of our service, rental and maintenance, selling and general and administrative expenses during the first quarter of 2004. Reductions in these expenses are dependent on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Our ability to consolidate networks is dependent on a number of factors. One key factor is network loading, which does not necessarily decrease in proportion to our units in service and revenue. Network loading is dependent on a number of conditions including the amount of traffic emanating from the Internet, which generally has increased message lengths, and the mix of alphanumeric users who in turn consume significantly more network capacity than numeric users. Further, due to the nature of the underlying contractual agreements for our transmitter locations, there can be no assurance that the consolidation of the transmitter locations will result in immediate, proportionate savings in lease payments. Additionally, our efforts to consolidate the number of transmitter locations could lead to further unit cancellations as some subscribers may experience a reduction in, or possible disruptions of, service.

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

        We believe that future fluctuations in revenues, operating expenses and operating results may occur due to many factors, particularly the decreased demand for one and two-way messaging services, and these fluctuations could be material. These fluctuations, if material, could have a significant impact on our net cash provided by operating activities, which could impair the value of our securities.

        Competition from mobile, cellular and PCS telephone companies is intense. Many companies have introduced phones and services with substantially the same features and functions as the one and two-way messaging products and services provided by us, and have priced such devices and services competitively.

        We face competition from other messaging providers in all markets in which we operate, as well as from cellular, PCS and other mobile wireless telephone companies. Competitors providing wireless messaging and information services continue to create significant competition for a depleting customer base, and providers of mobile wireless phone services such as AT&T Wireless, Cingular, Sprint PCS, Verizon, T-Mobile and Nextel now include wireless messaging as an adjunct service to voice services. In addition, the availability of coverage for mobile phone services has increased, making the two types of service and product offerings more comparable. Cellular and PCS companies seeking to provide wireless messaging services have been able to bring their products to market faster, at lower prices or in packages of products that consumers and businesses find more valuable than those we provide. In addition, many of these competitors, particularly cellular and PCS phone companies, possess greater financial, technical and other resources than those available to us.

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

        We believe that since our emergence from chapter 11 we have undergone a cumulative change in ownership of approximately 17.0%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative change in ownership may be more or less than 17.0% and, in any event, will increase by reason of any subsequent transactions in our stock by stockholders who own 5% or more of our stock.

        If the deductions associated with our tax attributes are insufficient to offset future federal taxable income, or if a change in ownership occurs and our deductions are limited, we would likely generate taxable income and would be required to make current income tax payments. Any such payments could impair the value of our securities.

        To help protect these tax benefits, our board of directors and stockholders approved the merger of our company with a wholly-owned subsidiary. In the merger, which became effective on June 13, 2003, each issued and outstanding share of our common stock was converted into the right to receive one new share of our Class A common stock, which is subject to certain restrictions on transfer. After a cumulative change in ownership of our stock of more than 40%, any transfer of Class A common stock by or to a holder of 5% or more of our outstanding stock will be prohibited unless the transferee or transferor provides notice of the transfer to us and our board of directors approves the transfer. Our board of directors will approve a transfer of Class A common stock if it determines in good faith that the transfer (1) would not result in a cumulative change in ownership of our stock of more than 42% or (2) would not increase the cumulative change in ownership of our stock. Prior to a cumulative change in ownership of our stock of more than 40%, transfers of Class A common stock will not be prohibited except to the extent that they result in a cumulative change in ownership of more than 42%, but any transfer by or to a holder of 5% or more of our outstanding stock requires a notice to us. Similar restrictions apply to the issuance or transfer of an option to purchase Class A common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. Transfers by or to us and any transfer pursuant to a merger approved by the board of directors, or any tender offer to acquire all of our outstanding stock where a majority of the shares have been tendered, will be exempt from these restrictions. Once the transfer restrictions are no longer necessary to protect the tax benefits associated with our federal income tax attributes, the Class A common stock will be subject to conversion back into common stock without transfer restrictions on a share-for-share basis.

        We cannot guarantee that the merger and the transfer restrictions on the Class A common stock will prevent a change in ownership or otherwise enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

        The proposed merger with Metrocall is subject to receipt of consents and approvals from government entities and shareholders that could delay completion of the merger or impose conditions that could have a material adverse effect on the value of the new holding company’s common stock or cause abandonment of the merger.

        Consummation of the proposed merger is subject to shareholder and various regulatory approvals. Various notices were made to, and various approvals were applied for and must be obtained from, United States and Canadian governmental authorities that regulate competition and the Federal Communications Commission, also referred to as the FCC. These authorities may require the divestiture of certain businesses and assets of Arch and Metrocall or place other conditions constraining the ability of the new holding company to operate certain lines of business prior to permitting the proposed merger to proceed. FCC rules require the prior approval of the merger and the merger agreement requires, as a condition to consummating the merger, that FCC consents become final and no longer subject to review or appeal by the FCC or the courts. This process may take six months or longer from the time of submission of the relevant applications. The FCC may not grant the application for transfers of control of Arch and Metrocall or the FCC may grant such application subject to conditions. In addition, there may be delays caused by the filing of one or more third-party challenges to the transfer and assignment applications. If any such divestitures are required or other conditions are imposed, or if there is any delay in obtaining shareholder or any governmental approval, there could be a delay in the consummation of the merger, which may result in delays achieving anticipated cost savings and synergies, and could materially adversely affect the ultimate value of the new holding company’s common stock.

        Additionally, the merger agreement provides that neither Arch nor Metrocall is required to accept or agree to the divestiture of any of their businesses or assets as a condition to receiving any approval or waiver from any governmental authority or the imposition of any conditions by, or payment of, any material amounts to any governmental authority or third party in order to obtain any necessary consents or approvals. In the event that any such divestitures, conditions or payments are required to complete the merger, each of Arch or Metrocall could abandon the proposed merger instead of agreeing to take such actions.

        If the proposed merger is consummated, management of the new holding company may fail to successfully integrate our operations with those of Metrocall. As a result, the anticipated potential benefits of the merger may not be realized, which may materially adversely affect the value of the common stock of the new holding company.

        Management of the new holding company will face significant challenges in consolidating operations, integrating the two organizations and services in a timely and efficient manner and retaining executives and other personnel. Some of the key issues include managing messaging networks, maintaining adequate focus on existing business and operations while integrating the two companies, managing marketing and sales efforts and selecting and implementing a single billing system and other critical systems. The integration of the two companies will require substantial attention from management, particularly in light of geographically dispersed operations, differing business cultures and compensation structures at the two companies. The diversion of management attention and any difficulties associated with integrating our operations with those of Metrocall could have a material adverse effect on the revenues, the level of expenses and the results of operations of the new holding company which may materially adversely affect the value of the new holding company’s common stock.

      Loss of our key personnel could adversely impact our operations.

        Our success depends, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. We have employment agreements with our chairman of the board and chief executive officer, our president and chief operating officer and our executive vice president and chief financial officer, and we have issued restricted stock, vesting over three years, to ten members of our senior management.

        The loss or unavailability of one or more members of senior management prior to completion of the Metrocall merger or the inability to attract or retain key employees prior to or after the merger could have a material adverse effect on our future operating results, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our debt financing consists of fixed rate secured notes, which are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on market quotes as of March 31, 2004. Trading in the notes is infrequent.

Compounded Value	Fair Value	Stated Interest Rate	Scheduled Maturity
$40.0 million	$41.8 million	12%	2009

Item 4. Controls and Procedures

        Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We are involved in a number of lawsuits which we do not believe will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Current Report on Form 8-K dated and filed March 1, 2004 (reporting, under item 12, Arch’s press release reporting financial results for the quarter ended December 31, 2003).

Current Report on Form 8-K dated March 29, 2004 and filed March 31, 2004 (reporting, under items 5 and 7, Arch’s and Metrocall’s press release announcing the plan of merger).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2004	ARCH WIRELESS, INC. By: /s/ J. Roy Pottle —————————————— J. Roy Pottle Executive Vice President and Chief Financial Officer (principal financial and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Wizards-Patriots Holdings, Inc., Wizards
Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch
Wireless, Inc., dated as of March 29, 2004. (1)
31.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004
31.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004
32.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)
and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, dated May 6, 2004
32.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)
and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, dated May 6, 2004

*	Filed herewith

(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated March 29, 2004 and filed March 31, 2004.