Form 10-Q
period 2004-06-30
ARCH WIRELESS INC
filed 2004-08-03
CIK 915390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004 or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
______________ to _____________ Commission File Number 001-14248 Arch Wireless, Inc. (Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	31-1358569 (I.R.S. Employer Identification No.)
1800 West Park Drive, Suite 250 Westborough, Massachusetts (address of principal executive offices)	01581 (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: no shares of the Registrant’s Common Stock ($.001 per value per share) and 19,623,094 shares of the Registrant’s Class A Common Stock ($0.0001 par value per share) were outstanding as of July 30, 2004.

ARCH WIRELESS, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCH WIRELESS, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,367	$34,582
Accounts receivable, net	20,279	26,052
Deposits	3,224	6,776
Prepaid rent	384	514
Prepaid expenses and other	8,331	7,381
Deferred income taxes	25,893	30,206

Total current assets	80,478	105,511

Property and equipment	391,936	394,436
Less accumulated depreciation and amortization	(224,615)	(180,563)

Property and equipment, net	167,321	213,873

Assets held for sale	—	1,139
Intangible and other assets, net	3	3
Deferred income taxes	191,955	189,346

	$439,757	$509,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$20,000
Accounts payable	8,403	8,836
Accrued compensation and benefits	7,131	17,820
Accrued network costs	7,100	7,893
Accrued property and sales taxes	8,887	10,076
Accrued interest	—	1,520
Accrued restructuring charges	8,470	11,481
Accrued other	7,028	8,104
Customer deposits and deferred revenue	21,316	25,477

Total current liabilities	68,335	111,207

Long-term debt, less current maturities	—	40,000

Other long-term liabilities	6,921	4,042

Stockholders' equity:
Common stock - $0.0001 par value	2	2
Treasury stock	(3,112)	—
Additional paid-in capital	344,576	339,928
Deferred stock compensation	(2,261)	(2,682)
Retained earnings	25,296	17,375

Total stockholders' equity	364,501	354,623

	$439,757	$509,872

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$115,797	$154,076	$239,456	$318,829
Operating expenses:
Cost of products sold (exclusive of depreciation
and amortization shown separately below)	856	1,374	1,794	3,032
Service, rental, and maintenance (exclusive of
depreciation, amortization and stock based and
other compensation shown separately below)	36,988	48,511	75,976	98,646
Selling (exclusive of stock based and other
compensation shown separately below)	8,757	11,721	17,825	24,215
General and administrative (exclusive of
depreciation, amortization and stock based and
other compensation shown separately below)	28,968	43,887	60,085	92,979
Depreciation and amortization	31,071	30,638	57,380	63,861
Stock based and other compensation	2,510	4,276	5,448	6,471
Restructuring charge	—	—	3,018	—

Total operating expenses	109,150	140,407	221,526	289,204

Operating income	6,647	13,669	17,930	29,625
Interest expense, net	(1,700)	(4,827)	(5,029)	(10,473)
Other income, net	177	73	345	83

Income before income tax expense	5,124	8,915	13,246	19,235
Income tax expense	(2,060)	(3,671)	(5,325)	(7,920)

Net income	$3,064	$5,244	$7,921	$11,315

Basic net income per common share	$0.15	$0.26	$0.40	$0.57

Diluted net income per common share	$0.15	$0.26	$0.39	$0.57

Basic weighted average common shares outstanding	19,965,076	20,000,000	19,982,635	20,000,000

Diluted weighted average common shares outstanding	20,109,191	20,025,555	20,093,617	20,012,848

        The accompanying notes are an integral part of these unaudited consolidated financial statements. ARCH WIRELESS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,921	$11,315
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	57,380	63,861
Accretion of long-term debt	—	4,750
Amortization of stock based compensation	1,448	1,773
Deferred income tax expense	5,325	7,920
(Gain) loss on disposals of property and equipment	(230)	61
Other income	(110)	(119)
Provisions for doubtful accounts and service
adjustments	4,378	15,294
Changes in assets and liabilities:
Accounts receivable	1,395	(2,298)
Prepaid expenses and other	(129)	13,071
Accounts payable and accrued expenses	(18,711)	(16,708)
Customer deposits and deferred revenue	(4,161)	(4,340)
Other long-term liabilities	2,801	1,733

Net cash provided by operating activities	57,307	96,313

Cash flows from investing activities:
Additions to property and equipment	(8,138)	(9,695)
Proceeds from disposals of property and equipment	1,618	2,232
Receipts from note receivable	110	119

Net cash used for investing activities	(6,410)	(7,344)

Cash flows from financing activities:
Repayment of long-term debt	(60,000)	(80,000)
Purchase of treasury shares	(3,112)	—

Net cash used for financing activities	(63,112)	(80,000)

Net increase (decrease) in cash and cash equivalents	(12,215)	8,969
Cash and cash equivalents, beginning of period	34,582	37,187

Cash and cash equivalents, end of period	$22,367	$46,156

Supplemental disclosures:
Interest paid	$6,690	$5,456
Asset retirement obligations	$—	$1,244

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

    (b)        Risks and Other Important Factors – Based on current and anticipated levels of operations, Arch’s management anticipates that net cash provided by operating activities, together with the $22.4 million of cash on hand at June 30, 2004, will be adequate to meet its anticipated cash requirements for the foreseeable future.

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

        Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline of messaging units in service exceeds Arch’s expectations, its revenues will be negatively impacted, and such impact could be material. Arch’s plan to consolidate its networks may also negatively impact revenues as customers may experience a reduction in, and possible disruptions of, service in certain areas. Arch may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Arch’s revenue or operating results may not meet the expectations of investors and creditors, which could impair the value of its equity securities.

    (c)        Proposed Merger – On March 29, 2004, Arch announced the execution of a definitive merger agreement with Metrocall Holdings, Inc. (“Metrocall”). Under terms of the merger agreement, a new holding company was formed to own both Arch and Metrocall. In the aggregate, Metrocall common stockholders will receive $150 million in cash pursuant to a cash election and approximately 27.5% of the shares of the new holding company’s common stock on a fully diluted basis. Under the cash election, Metrocall shareholders will be entitled to elect to receive cash in the amount of $75.00 per Metrocall share for up to two million Metrocall shares. The remaining approximately four million fully diluted Metrocall shares will be converted into approximately 27.5% of the new holding company’s outstanding common stock on a fully diluted basis. To the extent that cash elections are made in respect of a number greater than or less than two million shares, the merger consideration will be adjusted on a pro rata basis so that two million of Metrocall’s outstanding shares are exchanged for cash.

        Arch shareholders will receive one share of new holding company common stock for each share of Arch common stock they own. Based on Arch’s outstanding shares and options as of July 30, 2004, 20,151,773 shares and options of the new holding company would be issued to Arch stakeholders. This amount consists of 19,623,094 shares currently outstanding, 278,683 shares remaining to be issued pursuant to Arch’s plan of reorganization and options to purchase 249,996 shares of Arch common stock issued to certain members of the board of directors which fully vested on May 29, 2004. The current balance of outstanding shares above includes 316,002 shares of restricted stock issued to certain members of management that are currently subject to repurchase and other restrictions. If all 316,002 shares were repurchased, Arch shareholders would receive 19,835,771 shares of the new holding company’s common stock and Metrocall’s shareholders would receive 7,560,515 shares of the new holding company’s common stock, reflecting an exchange ratio of 1.876 new holding company shares for each Metrocall share.

        Arch and Metrocall have received opinions from tax counsel indicating the merger will qualify as a tax-free reorganization to the extent that shareholders receive stock rather than cash. Upon completion of the merger, Arch shareholders will own approximately 72.5% and Metrocall shareholders will own approximately 27.5% of the new company on a fully diluted basis.

        Arch expects the new holding company will incur up to $150.0 million of indebtedness to provide the funds necessary to purchase the two million Metrocall shares subject to the cash election referred to above. If such financing is not available or is not available on acceptable terms, the merger may be abandoned by either Arch or Metrocall.

        The merger will be accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Arch has been deemed the acquiring entity due its former shareholders holding a majority of the common stock of the new holding company. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date will be reflected on the new holding company’s balance sheet at their historical basis. Amounts allocated to Metrocall’s assets and liabilities will be based upon the total purchase price and the estimated fair values of such assets and liabilities as of the acquisition date.

        Arch expects the merger, which has been approved by the boards of directors of Arch and Metrocall, but is subject to regulatory review, shareholder approval and other third-party consents, to be completed in the late third or early fourth quarter.

    (d)        Long-lived Assets – Intangible and other assets were comprised of the following at June 30, 2004 and December 31, 2003 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
Purchased subscriber lists	3 yrs	$3,547	$3,547	$—
Purchased Federal Communications Commission licenses	5 yrs	2,119	2,119	—
Other		3	—	3

		$5,669	$5,666	$3

        Aggregate amortization expense for intangible assets for the six months ended June 30, 2004 and 2003 was zero and $1.8 million, respectively. The balance of Arch’s intangible assets were fully amortized in 2003, therefore there is no additional amortization expense to recognize in future periods.

    (e)        Restructuring Charges – In the year ended December 31, 2003 and the six month period ended June 30, 2004, Arch recorded restructuring charges of $11.5 million and $3.0 million, respectively, related to certain lease agreements for transmitter locations. Under the terms of these agreements, Arch is required to pay minimum amounts for a designated number of transmitter locations. However, Arch determined the designated number of transmitter locations was in excess of its current and anticipated needs. At June 30, 2004, the balance of the restructuring reserve was as follows (in thousands):

	Balance at December 31, 2003	Restructuring Charge in 2004	Cash Paid	Remaining Reserve at June 30, 2004
Lease obligation costs	$11,481	$3,018	$6,029	$8,470

        The remaining obligations associated with these agreements are expected to be paid over the next four quarters.

    (f)        Income Taxes – Arch accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

        On May 29, 2004, 316,999 shares of restricted stock previously issued to certain members of senior management vested. The value of the shares when they vested was higher than the compensation expense recorded in accordance with generally accepted accounting principles, which will result in an incremental deduction for tax purposes. In accordance with SFAS No. 109, the tax effect of this incremental deduction of $3.6 million was recognized as an increase to Arch’s long-term deferred tax assets and additional paid-in capital.

        SFAS No. 109 requires Arch to evaluate the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of Arch’s net deferred assets will be realized in future periods.

        During the quarter ended December 31, 2003, management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets. Results for the six months ended June 30, 2004 and anticipated future results remain consistent with the assessment made in 2003; therefore, management continues to believe no valuation allowance is required.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$3,064	$5,244	$7,921	$11,315

Weighted average common shares outstanding	19,965,076	20,000,000	19,982,635	20,000,000
Dilutive effect of:
Options to purchase common stock	144,115	25,555	110,982	12,848

Common stock and common stock equivalents	20,109,191	20,025,555	20,093,617	20,012,848

Earnings per share:
Basic	$0.15	$0.26	$0.40	$0.57

Diluted	$0.15	$0.26	$0.39	$0.57

        For the three and six months ended June 30, 2004 and 2003, no shares were excluded from the calculations above due to the shares being anti-dilutive.

    (h)        Treasury Stock – On May 29, 2004, Arch received 98,223 shares of its class A common stock with a value of approximately $3.1 million surrendered from certain members of senior management as consideration for Arch remitting certain payroll withholding taxes related to the vesting of 316,999 shares of restricted stock on that date. Arch accounted for this treasury stock at cost.

    (i)        Long-term Debt – On May 28,2004, Arch completed the final redemption of its 12% notes and has no other borrowings outstanding.

    (j)        Recently Issued Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 and issued a revision to that guidance, FIN No. 46-R, in December 2003. FIN No. 46 and FIN No 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 were applicable to Arch for any interests entered into after January 31, 2003 and the provisions of FIN No. 46-R were effective on January 1, 2004. Arch does not have any interests that would change its current reporting entity or require additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

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

Pending Metrocall Merger

        On March 29, 2004, we announced the execution of a definitive merger agreement with Metrocall Holdings, Inc., also known as Metrocall. Under terms of the merger agreement, a new holding company was formed to own both Arch and Metrocall. In the aggregate, Metrocall common stockholders will receive $150 million in cash pursuant to a cash election and approximately 27.5% of the shares of the new holding company’s common stock on a fully diluted basis. Under the cash election, Metrocall shareholders will be entitled to elect to receive cash in the amount of $75.00 per Metrocall share for up to two million Metrocall shares. The remaining approximately four million fully diluted Metrocall shares will be converted into approximately 27.5% of the new holding company’s outstanding common stock on a fully diluted basis. To the extent that cash elections are made in respect of a number greater than or less than two million shares, the merger consideration will be adjusted on a pro rata basis so that two million of Metrocall’s outstanding shares are exchanged for cash.

        Our shareholders will receive one share of new holding company common stock for each share of our common stock they own. Based on our outstanding shares and options as of July 30, 2004, 20,151,773 shares and options of the new holding company will be issued to our stakeholders. This amount consists of 19,623,094 shares currently outstanding, 278,683 shares remaining to be issued pursuant to our plan of reorganization and options to purchase 249,996 shares of our common stock issued to certain members of the board of directors which became fully vested on May 29, 2004. The current balance of outstanding shares above includes 316,002 shares of restricted stock issued to certain members of our management that are currently subject to repurchase and other restrictions. If all 316,002 shares were repurchased, our shareholders will receive 19,835,771 shares of the new holding company’s common stock and Metrocall’s shareholders would receive 7,560,515 shares of the new holding company’s common stock, reflecting an exchange ratio of 1.876 new holding company shares for each Metrocall share.

        Arch and Metrocall have received opinions from tax counsel indicating the merger will qualify as a tax-free reorganization to the extent that shareholders receive stock rather than cash. Upon completion of the merger, Arch shareholders will own approximately 72.5% and Metrocall shareholders will own approximately 27.5% of the new company on a fully diluted basis.

        We expect the new holding company to incur up to $150.0 million of indebtedness to provide the funds necessary to purchase the two million Metrocall shares subject to the cash election referred to above. If such financing is not available or is not available on acceptable terms, the merger may be abandoned by either Arch or Metrocall.

        The merger will be accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards, known as SFAS, No. 141, Business Combinations. Arch has been deemed the acquiring entity due its former shareholders holding a majority of the common stock of the new holding company. Accordingly, the basis of our assets and liabilities as of the acquisition date will be reflected on the new holding company’s balance sheet at their historical basis. Amounts allocated to Metrocall’s assets and liabilities will be based upon the total purchase price and the estimated fair values of such assets and liabilities as of the acquisition date.

        Arch expects the merger, which has been approved by the boards of directors of Arch and Metrocall, but is subject to regulatory review, shareholder approval and other third-party consents, to be completed in the late third or early fourth quarter.

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

        The following tables set forth units in service and revenue associated with our channels of distribution:

	As of June 30,				As of March 31,
(units in thousands)	2004		2003		2004
	Units	%	Units	%	Units	%
Direct	3,380	85%	3,787	79%	3,516	84%
Indirect	589	15	986	21	662	16

Total	3,969	100%	4,773	100%	4,178	100%

	For the Quarter Ended June 30,				For the Quarter Ended March 31,
(dollars in thousands)	2004		2003		2004
	Revenue	%	Revenue	%	Revenue	%
Direct	$108,819	94%	$143,056	93%	$115,696	94%
Indirect	6,978	6	11,020	7	7,963	6

Total	$115,797	100%	$154,076	100%	$123,659	100%

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

	For the Quarter Ended June 30,						For the Quarter Ended March 31,
(units in thousands)	2004			2003			2004
	Gross Placements	Disconnects	Net Loss	Gross Placements	Disconnects	Net Loss	Gross Placements	Disconnects	Net Loss
Direct	131	267	(136)	156	400	(244)	119	277	(158)
Indirect	35	108	(73)	63	208	(145)	35	136	(101)

Total	166	375	(209)	219	608	(389)	154	413	(259)

        The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of service revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit, is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly. The following table sets forth our average revenue per unit by distribution channel for the periods stated. The rates for the prior year periods below have been recalculated to reflect a 249,000 unit adjustment recorded at December 31, 2003 which is discussed in our annual report on Form 10-K for 2003.

(in thousands, except per unit amounts)	For the Quarter Ended June 30,		For the Quarter Ended March 31,
	2004	2003	2004
Direct:
Service revenue	$104,323	$136,361	$111,655
Average monthly units in service	3,442	4,148	3,595
Average revenue per units in service	$10.10	$10.96	$10.35
Indirect:
Service revenue	$6,851	$10,997	$7,891
Average monthly units in service	623	1,054	711
Average revenue per units in service	$3.66	$3.48	$3.70
Consolidated:
Service revenue	$111,174	$147,358	$119,546
Average monthly units in service	4,065	5,202	4,306
Average revenue per units in service	$9.12	$9.44	$9.25

        Average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges; however, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. The decrease in our consolidated average revenue per unit for the quarter ended June 30, 2004 from the quarters ended June 30, 2003 and March 31, 2004 was due primarily to the change in average revenue per unit in service in our direct distribution channel. We anticipate average revenue per unit for our direct units in service will decline in future periods and the decline will be primarily due to the mix of messaging services demanded by our customers, a decline in the percentage of customers with fewer units in service and, to a lesser extent, changes in monthly charges and competitive pricing pressure.

        As discussed earlier, customers with more units in service generally have lower monthly charges for similar services due to volume discounts and historically have had lower disconnect rates. Therefore, as the percentage of our direct units in service becomes more concentrated with customers that have more units in service, our average revenue per unit and disconnect rate should decline. The following table sets forth units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for the quarter ended June 30, 2004. The ratio of contractual recurring fees to the average units in service for a period is referred to below as average contractual recurring fees per unit in service. Contractual recurring fees are derived from our billing system and represent the fees that would be billed to customers assuming all units in service were billed at their contractual amounts, but they are not our actual service revenues. Contractual recurring fees are generally lower than actual service revenues recognized due to usage and transaction based revenues which occur on a recurring basis, but are not included in the contractual recurring billing rate.

(units in thousands)	For the Quarter Ended June 30, 2004
	Number of Customers	Units in Service	% of Total Units in Service	Average Contractual Recurring Fees per Unit
Beginning Units in Service
Customers with 1-10 units in service	386,703	653	18.5%	$12.18
Customers with 11-100 units in service	25,672	724	20.6	9.82
Customers with >100 units in service	3,740	2,139	60.9	7.80

Total	416,115	3,516	100.0%	9.05

Ending Units in Service
Customers with 1-10 units in service	353,370	601	17.8%	$12.16
Customers with 11-100 units in service	23,934	678	20.0	9.71
Customers with >100 units in service	3,614	2,101	62.2	7.65

Total	380,918	3,380	100.0%	8.88

        The following table sets forth our gross placements, disconnects and net gains (losses) of units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for the quarter ended June 30, 2004. The gross placement, disconnect and net gain (loss) rates set forth below are calculated by dividing the relevant measure, gross placements, disconnects or net gains (losses) by average units in service and are presented on an average monthly basis.

(units in thousands)	For the Quarter Ended June 30, 2004
	Units Placed/ Disconnected	% of Total	Placement, Disconnect and Net Loss Rate
Gross Placements
Customers with 1-10 units in service	12	8.9%	0.6%
Customers with 11-100 units in service	27	20.7	1.3
Customers with >100 units in service	92	70.4	1.5

Total	131	100.0%	1.3%

Disconnects
Customers with 1-10 units in service	(64)	23.8%	3.4%
Customers with 11-100 units in service	(72)	27.2	3.5
Customers with >100 units in service	(131)	49.0	2.1

Total	(267)	100.0%	2.6%

Net Gains (Losses)
Customers with 1-10 units in service	(52)	38.3%	(2	.8)%
Customers with 11-100 units in service	(45)	33.4	(2.2)
Customers with >100 units in service	(39)	28.3	(0.6)

Total	(136)	100.0%	(1	.3)%

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

        As the tables above indicate, we have experienced significant reductions in units in service and revenues. The demand for our one and two-way messaging services has declined over the past several years and we believe demand will continue to decline for the foreseeable future largely attributable to competition from cellular and broadband PCS service providers. Reductions in the number of units in service significantly affects our results of operations since operations no longer benefit from the recurring revenue generated from these units in service. In order to continue to generate net cash provided by operating activities, given the anticipated decreases in revenues, reductions in operating expenses have been, and will continue to be, necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 37.2% of our service, rental and maintenance, selling and general and administrative expenses thus far in 2004. Reductions in these expenses depend on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone costs.

        We are dependent on net cash provided by operating activities as our principal source of liquidity. If our expected reductions in operating expenses are not met, or if revenues decline at a more rapid rate than anticipated and that decline cannot be offset with additional expense reductions, net cash provided by operating activities would be adversely affected. If we are not able to achieve anticipated levels of net cash provided by operating activities, we may be required to reduce desired capital expenditures, which could result in higher losses of units in service.

        Our revenues were $115.8 million and $154.1 million for the quarters ended June 30, 2004 and 2003, respectively. As noted above, the demand for one and two-way messaging services has declined over the past several years and, as a result, management of operating expenses is important to our financial results. Certain of our operating expenses are especially important to overall expense control. These operating expenses are categorized as follows:

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

        We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues which are key indicators of our operating efficiency. Even though operating expenses are classified as described above, expense controls are also performed on a functional expense basis. For the three months ended June 30, 2004, we incurred approximately 75% of the expenses referred to above in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expenses.

        Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. We review the number of employees in major functional work groups, such as direct sales, collections and customer service on a monthly basis. The ratio of the number of employees in each functional work group to the number of direct units in service or total units in service is reviewed to ensure that functional groups that are largely dependent on the number of units in service maintain or improve this ratio. We also review the design and physical locations of functional groups to continuously improve efficiency, simplify organizational structures and minimize physical locations.

        Lease payments for transmitter locations are largely dependent on our messaging networks. We operate local, regional and nationwide one-way messaging networks and a two-way messaging network. These networks each require locations on which to place transmitters, receivers and antennas. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service and are generally fixed in the short term. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations, referred to as network rationalization. We have identified frequencies in each geographic region onto which we are migrating customers as network capacity allows. We attempt to migrate customers in a manner which minimizes customer impact; however, in certain circumstances messaging coverage may not entirely replicate that of the network being consolidated, which may result in some customers experiencing differences in coverage patterns or possible disruptions of service. Network rationalization results in consolidated networks, and therefore fewer transmitter locations, which we believe will result in lower operating expenses. Due to the nature of the underlying contractual agreements for our transmitter locations, there can be no assurance that network rationalization will result in immediate, proportionate savings in lease payments.

        In 2003, we removed 4,520 transmitters from various networks and plan to remove approximately 1,200 additional transmitters in 2004, including approximately 460 that were removed during the six months ended June 30, 2004.

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

        The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $155.7 million and $218.9 million for the six months ended June 30, 2004 and 2003, respectively, and the ratio of revenue less the total of these expenses to revenue for those periods was 35.0% and 31.4%, respectively. The decrease in these operating expenses is discussed in “Results of Operations.” An increase in the ratio referred to above indicates expense reductions exceeded the rate of revenue decline. Since it is anticipated that demand for one and two-way messaging will continue to decline, expense reductions will continue to be necessary in order for us to maintain this ratio at current levels.

Results of Operations

        Comparison of the Results of Operations for the Three Months Ended June 30, 2004 and 2003

	For the Quarter Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$115,797	100.0%	$154,076	100.0%	$(38,279)	(24	.8)%
Selected operating expenses:
Cost of products sold	856	0.7	1,374	0.9	(518)	(37.7)
Service, rental & maintenance	36,988	31.9	48,511	31.5	(11,523)	(23.8)
Selling	8,757	7.6	11,721	7.6	(2,964)	(25.3)
General and administrative	28,968	25.0	43,887	28.5	(14,919)	(34.0)

REVENUES

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and the sale of devices. Device sales represented less than 10% of total revenues for the three months ended June 30, 2004 and 2003. We do not differentiate between service and rental revenues. The decrease in revenues consisted of a $36.2 million decrease in recurring fees associated with the provision of messaging services and a $2.1 million decrease in revenues from device transactions. The table below sets forth units in service and service revenue, the changes in each between the three months ended June 30, 2004 and 2003 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Service Revenue
	2004	2003	Change	2004	2003	Change	Change due to ARPU	Change due to Units
One-way messaging	3,699	4,454	(755)	$89,953	$120,876	$(30,923)	$(8,614)	$(22,309)
Two-way messaging	270	319	(49)	21,221	26,482	(5,261)	(1,206)	(4,055)

Total	3,969	4,773	(804)	$111,174	$147,358	$(36,184)	$(9,820)	$(26,364)

        As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in reductions in service revenue due to the lower volume of subscribers. In addition, as the percentage of customers with more than 100 units in service increases, our average revenue per unit and disconnect rate is expected to decline. We expect that the impact of these events should result in a lower rate of decline in revenues.

OPERATING EXPENSES

        Payroll and Related Expenses. Payroll and related expenses are our largest expense, representing 37.4% and 36.5% of the total of cost of products sold, service, rental and maintenance, selling and general and administrative for the three months ended June 30, 2004 and 2003, respectively. The payroll and related expenses in each significant category of expense are included in the following table:

	For the Quarter Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Service, rental & maintenance	$6,147	5.3%	$7,177	4.7%	$(1,030)	(14	.4)%
Selling	8,438	7.3	11,145	7.2	(2,707)	(24.3)
General and administrative	13,659	11.8	20,161	13.1	(6,502)	(32.3)

Total	$28,244	24.4%	$38,483	25.0%	$(10,239)	(26	.6)%

        As discussed earlier, we review the ratio of the number of direct units in service per employee in each functional work group to ensure that functional groups, which are largely dependent on the number of units in service, maintain or improve this ratio. The number of employees and the ratio of direct units in service per employee for each category of expense are included in the table below:

	For the Quarter Ended June 30,				Change Between
	2004		2003		2004 and 2003
	# of Employees	Units per Employee	# of Employees	Units per Employee	# of Employees	Units per Employee
Service, rental & maintenance	430	7,860	542	6,987	(112)	873
Selling	517	6,538	742	5,104	(225)	1,434
General and administrative	952	3,552	1,531	2,474	(579)	1,078

Total	1,899	1,780	2,815	1,346	(916)	434

        The decrease in the number of employees resulted in $10.2 million lower payroll and related expense for the quarter ended June 30, 2004, and the ratio of direct units in service per employee improved in each functional work group.

o	Service, rental and maintenance consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are related to the number of networks we operate rather than the number of units in service on our networks. In the quarter ended June 30, 2004, we maintained, and will continue to maintain, higher staffing levels to support our efforts to consolidate our networks.

o	The decrease in payroll expenses related to selling was due primarily to a decrease in the number of sales representatives and sales management which resulted from our continuing efforts to maintain or improve sales force productivity; consequently, as units in service decline, fewer sales personnel are required.

o	The decrease in payroll and related expenses included in general and administrative expenses was due to 579 fewer employees in this category at June 30, 2004. The improvement in the ratio of direct units in service per general and administrative employee was due primarily to additional outsourcing of customer service activities. In addition, bonus expense was $3.8 million less in 2004 compared to the same period in 2003 due to changes in the 2004 plan and a lower number of participants.

Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Quarter Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Lease payments for transmitter locations	$19,490	16.8%	$25,864	16.8%	$(6,374)	(24	.6)%
Telephone related expenses	6,866	5.9	9,444	6.1	(2,578)	(27.3)
Payroll and related expenses	6,147	5.3	7,177	4.7	(1,030)	(14.4)
Fees paid to other network providers	453	0.4	685	0.4	(232)	(33.9)
Operator dispatch fees	713	0.6	1,186	0.8	(473)	(39.9)
Other	3,319	2.9	4,155	2.7	(836)	(20.1)

Total	$36,988	31.9%	$48,511	31.5%	$(11,523)	(23	.8)%

        As illustrated in the table above, service, rental and maintenance expenses decreased $11.5 million from the quarter ended June 30, 2003, however the percentage of these costs to revenues increased marginally, primarily due to payroll and related expenses. Following is a discussion of each significant item listed above:

o	As discussed earlier, we have reduced the number of transmitters in service in conjunction with our plan to consolidate our networks. In 2003, transmitter consolidation activity was significantly higher in the latter half of the year resulting in lower lease payments in 2004. In addition, the restructuring charges recorded in the fourth quarter of 2003 and the first quarter of 2004 resulted in approximately $3.0 million lower lease expense in the current year period compared to the same period in 2003.

Our efforts to consolidate our networks should continue to result in lower lease payments for transmitter locations, however these payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed and most of which require annual payment increases. Leases may also consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term.

o	The decrease in telephone expenses resulted from savings associated with the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities. The costs associated with network facilities and telephone trunks are generally fixed in nature and the usage-based charges generally vary with units in service.

o	The change in payroll and related expenses was discussed above.

o	The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

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

        Selling.        Selling expense consists primarily of payroll and related expense which was discussed above.

        General and Administrative. General and administrative expenses consist of the following significant items:

	For the Quarter Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll and related expenses	$13,659	11.8%	$20,161	13.1%	$(6,502)	(32	.3)%
Bad debt	292	0.3	2,704	1.8	(2,412)	(89.2)
Facility expenses	3,350	2.9	3,936	2.6	(586)	(14.9)
Telephone	1,702	1.5	2,644	1.7	(942)	(35.6)
Outside services	2,771	2.4	3,568	2.3	(797)	(22.3)
Taxes and permits	2,895	2.5	3,891	2.5	(996)	(25.6)
Other	4,299	3.6	6,983	4.5	(2,684)	(38.4)

Total	$28,968	25.0%	$43,887	28.5%	$(14,919)	(34	.0)%

        As illustrated in the table above, general and administrative expenses decreased $14.9 million from the quarter ended June 30, 2003 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

o	The change in payroll and related expenses was discussed above.

o	The decrease in bad debt expense was due to lower levels of overall accounts receivable, which resulted from decreases in revenues and strong collections, and lower amounts of write-offs. We anticipate bad debt expense to remain flat or increase in the future since we do not anticipate similar decreases in future accounts receivable balances.

o	The $586,000 decrease in facilities expense was due to the closure of various office facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

o	The decrease in telephone expense was due primarily to fewer calls to our call centers as a result of fewer units in service and the reduction of physical locations at which we operate.

o	Outside services expense consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in these expenses is due primarily to lower professional fees during the second quarter of 2004.

o	Taxes and permits consists primarily of property, franchise and gross receipts taxes. The decrease for the three months ended June 30, 2004 was due primarily to lower revenue, since certain of these charges are levied on revenue.

        Depreciation and Amortization. Depreciation and amortization expenses increased to $31.1 million for the quarter ended June 30, 2004 from $30.6 million for the same period in 2003. This increase was due to the $2.9 million write down of prepayments made to a device manufacturer that ceased operations. These prepayments were to be recovered through credits as we received the devices. This increase was partially offset by lower depreciation on certain assets which became fully depreciated in the quarter ended June 30, 2004.

        Stock Based and Other Compensation. Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. Stock based and other compensation was $2.5 million for the second quarter of 2004, compared to $4.3 million in the second quarter of 2003. The decrease in this expense was due primarily to higher expense in 2003 due to the recognition of $874,000 of compensation expense associated with the options granted to certain members of our board of directors and higher severance cost of $762,000.

        Interest Expense. Interest expense, net decreased to $1.7 million for the quarter ended June 30, 2004 from $4.8 million for the same period in 2003. This decrease was due to lower average outstanding debt balances in the quarter ended June 30, 2004 compared to the same period in 2003. During the quarter ended June 30, 2004, we completed the redemption of our 12% notes. Therefore, interest expense in future periods should be zero.

        Income Tax Expense. For the quarter ended June 30, 2004, we recognized $2.1 million of deferred income tax expense based on an effective tax rate of approximately 40%. The expense for the three months ended June 30, 2003 of $3.7 million was recorded at an effective tax rate of approximately 41%. We anticipate recognition of income tax expense to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results — Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments” and “Application of Critical Accounting Policies – Income Taxes” for further discussion.

      Comparison of the Results of Operations for the Six Months Ended June 30, 2004 and 2003

	For the Six Months Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$239,456	100.0%	$318,829	100.0%	$(79,373)	(24	.9)%
Selected operating expenses:
Cost of products sold	1,794	0.7	3,032	1.0	(1,238)	(40.8)
Service, rental & maintenance	75,976	31.7	98,646	30.9	(22,670)	(23.0)
Selling	17,825	7.4	24,215	7.6	(6,390)	(26.4)
General and administrative	60,085	25.1	92,979	29.2	(32,894)	(35.4)

REVENUES

        Revenues consist primarily of recurring fees associated with the provision of messaging services, rental of leased units and the sale of devices. Device sales represented less than 10% of total revenues for the six months ended June 30, 2004 and 2003. We do not differentiate between service and rental revenues. The decrease in revenues consisted of a $74.0 million decrease in recurring fees associated with the provision of messaging services and a $5.4 million decrease in revenues from device transactions. The table below sets forth units in service and service revenue, the changes in each between the six months ended June 30, 2004 and 2003 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Service Revenue
	2004	2003	Change	2004	2003	Change	Change due to ARPU	Change due to Units
One-way messaging	3,699	4,454	(755)	$187,017	$251,146	$(64,129)	$(14,776)	$(49,353)
Two-way messaging	270	319	(49)	43,703	53,551	(9,848)	(1,575)	(8,273)

Total	3,969	4,773	(804)	$230,720	$304,697	$(73,977)	$(16,351)	$(57,626)

        As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in reductions in service revenue due to the lower volume of subscribers. In addition, as the percentage of customers with more than 100 units in service increases, our average revenue per unit and disconnect rate is expected to decline. We expect that the impact of these events should result in a lower rate of decline in revenues.

OPERATING EXPENSES

        Payroll and Related Expenses. Payroll and related expenses are our largest expense, representing 37.3% and 37.7% of the total of cost of products sold, service, rental and maintenance, selling and general and administrative for the six months ended June 30, 2004 and 2003, respectively. The payroll and related expenses in each significant category of expense are included in the following table:

	For the Six Months Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Service, rental & maintenance	$12,805	5.3%	$15,189	4.8%	$(2,384)	(15	.7)%
Selling	17,198	7.3	23,057	7.2	(5,859)	(25.4)
General and administrative	28,099	11.7	44,169	13.9	(16,070)	(36.4)

Total	$58,102	24.3%	$82,415	25.9%	$(24,313)	(29	.5)%

        The decrease in the number of employees resulted in $24.3 million lower payroll and related expense for the six months ended June 30, 2004 for largely the same reasons as discussed in the comparison of the three months ended June 30, 2004.

        Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Six Months Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Lease payments for transmitter locations	$40,104	16.7%	$51,431	16.1%	$(11,327)	(22	.0)%
Telephone related expenses	13,787	5.8	19,894	6.2	(6,107)	(30.7)
Payroll and related expenses	12,805	5.3	15,189	4.8	(2,384)	(15.7)
Fees paid to other network providers	982	0.4	1,434	0.4	(452)	(31.5)
Operator dispatch fees	1,629	0.7	2,272	0.8	(643)	(28.3)
Other	6,669	2.8	8,426	2.7	(1,757)	(20.9)

Total	$75,976	31.7%	$98,646	31.0%	$(22,670)	(23	.0)%

        As illustrated in the table above, service, rental and maintenance expenses decreased $22.7 million from the six months ended June 30, 2003, however the percentage of these costs to revenues increased, primarily due to lease payments for transmitter locations. Following is a discussion of each significant item listed above:

o	Lease payments for transmitter locations decreased $11.3 million largely due to the same reasons as discussed in the comparison of the three month period ended June 30, 2004. In addition, the restructuring charges recorded in the fourth quarter of 2003 and the first quarter of 2004 resulted in approximately $6.0 million lower lease expense in the current year period compared to the same period in 2003.

During the six months ended June 30, 2004, we recorded a $3.0 million restructuring charge associated with a lease agreement for transmitter locations. Under the terms of this agreement, we are required to pay certain minimum amounts for a designated number of transmitter locations. During the three months ended March 31, 2004, we determined the designated number of transmitter locations was in excess of our current and anticipated needs and as a result we ceased use of these locations. The remaining obligations associated with these agreements will be paid over the next four quarters.

o	The decreases in telephone, fees paid to other providers and operator dispatch expenses are largely due to the same reasons as discussed in the comparison of the three month period ended June 30, 2004.

o	The change in payroll and related expenses was discussed above.

        Selling.        Selling expense consists primarily of payroll and related expense which was discussed above.

        General and Administrative. General and administrative expenses consist of the following significant items:

	For the Six Months Ended June 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll and related expenses	$28,099	11.7%	$44,169	13.9%	$(16,070)	(36	.4)%
Bad debt	811	0.3	6,283	2.0	(5,472)	(87.1)
Facility expenses	6,974	2.9	8,464	2.7	(1,490)	(17.6)
Telephone	3,315	1.4	5,645	1.8	(2,330)	(41.3)
Outside services	5,607	2.3	6,440	2.0	(833)	(12.9)
Taxes and permits	6,095	2.6	7,741	2.4	(1,646)	(21.3)
Other	9,184	3.9	14,237	4.4	(5,053)	(35.5)

Total	$60,085	25.1%	$92,979	29.2%	$(32,894)	(35	.4)%

        As illustrated in the table above, general and administrative expenses decreased $32.9 million from the six months ended June 30, 2003 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

o	The change in payroll and related expenses was discussed above.

o	The decrease in bad debt expense was due to lower levels of overall accounts receivable, which resulted from decreases in revenues and strong collections, and lower amounts of write-offs. We anticipate bad debt expense to remain flat or increase in the future since we do not anticipate similar decreases in future accounts receivable balances.

o	The $1.5 million decrease in facilities expense was due to the closure of various office facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

o	The decrease in telephone expense was due primarily to fewer calls to our call centers as a result of fewer units in service and the reduction of physical locations at which we operate.

o	Outside services expense consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in these expenses is due primarily to lower professional fees in the current year period.

o	Taxes and permits consists primarily of property, franchise and gross receipts taxes. The decrease for the six months ended June 30, 2004 was due primarily to lower revenue, since certain of these charges are levied on revenue.

        Depreciation and Amortization. Depreciation and amortization expenses decreased to $57.4 million for the six months ended June 30, 2004 from $63.9 million for the same period in 2003. This decrease was due primarily to certain assets becoming fully depreciated in the six months ended June 30, 2003 for which no depreciation expense was recorded in the six months ended June 30, 2004, partially offset by the write down of device prepayments of $2.9 million discussed above.

        Stock Based and Other Compensation. Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. Stock based and other compensation was $5.4 million for the first six months of 2004, compared to $6.5 million in the first six months of 2003. The decrease in this expense was due primarily to higher compensation expense in 2003 of $874,000 related to the options granted to certain members of our board of directors.

        Interest Expense. Interest expense, net decreased to $5.0 million for the six months ended June 30, 2004 from $10.5 million for the same period in 2003. This decrease was due to lower average outstanding debt balances in the six months ended June 30, 2004 compared to the same period in 2003. During the quarter ended June 30, 2004, we completed the redemption of our 12% notes. Therefore, interest expense in future periods should be zero.

        Income Tax Expense. For the six months ended June 30, 2004, we recognized $5.3 million of deferred income tax expense based on an effective tax rate of approximately 40%. The expense for the six months ended June 30, 2003 of $7.9 million was recorded at an effective tax rate of approximately 41%. We anticipate recognition of income tax expense to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results — Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments” and “Application of Critical Accounting Policies – Income Taxes” for further discussion.

Liquidity and Capital Resources

Overview

        Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the $22.4 million of cash on hand at June 30, 2004, will be adequate to meet our anticipated cash requirements for the foreseeable future.

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

CASH FLOWS

        Our net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$57,307	$96,313
Net cash used in investing activities	$(6,410)	$(7,344)
Net cash used in financing activities	$(63,112)	$(80,000)

        Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the significant cash receipt and expenditure components of our cash flows from operating activities for the periods indicated and sets forth the change between the indicated periods (in thousands):

	Six Months Ended June 30,
	2004	2003	Change
Cash received from customers	$241,123	$328,198	$(87,075)
Cash paid for -
Payroll and related expenses	69,881	94,570	(24,689)
Lease payments for tower locations	45,979	52,864	(6,885)
Telephone expenses	18,105	27,058	(8,953)
Interest expense	6,690	5,456	1,234
Other operating expenses	43,161	51,937	(8,776)

Net cash provided by operating activities for the six months ended June 30, 2004 decreased $39.0 million from the same period in 2003 due primarily to the following:

o	Cash received from customers declined $87.1 million in 2004 compared to the same period in 2003. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue declines of $79.4 million, as discussed earlier, and a lower change in accounts receivable, $5.8 million in 2004 compared to $13.0 million in 2003. The change in accounts receivable was due to lower billings resulting from lower units in service and revenue and improvement in the timing of payments from our customers. This improvement is illustrated by the decrease in our days billings outstanding from 39 days at June 30, 2003 to 32 days at June 30, 2004. While we anticipate continued improvement in our days billings outstanding, the rate of decline will likely decrease.

o	Cash payments for payroll and related expenses decreased $24.7 million due primarily to lower payroll expenses of $24.3 million, as discussed above, and lower severance payments of $1.3 million partially offset by reductions in accrued bonus and other payroll amounts.

o	Lease payments for tower locations decreased $6.9 million. This decrease was due primarily to savings associated with network rationalization discussed above, offset by rent payments being applied to the previously established restructuring charge. As discussed earlier, the remaining balance of the restructuring charge will be paid over the next four quarters.

o	Cash used for telephone related expenditures decreased $9.0 million for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

o	The increase in interest payments for the six months ended June 30, 2004 was due to the interest rate on debt paid in the prior year period being 2% below that of the current year period. Additionally, debt payments in the current year period included a 6% premium required by the note indentures to prepay the notes. Lower average debt balances in the 2004 period partially offset these higher rate-related payments.

o	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The decrease in these payments was primarily related to lower outside services of $1.5 million, office expense of $1.6 million, insurance of $1.2 million and taxes and permits of $1.6 million.

        Net Cash Used for Investing Activities. Net cash used for investing activities decreased $934,000 due primarily to the timing of capital expenditures. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems.

        Capital expenditures for the second quarter of 2004 were $2.4 million compared to $5.7 million for the first quarter of 2004. We anticipate capital expenditures to increase during the next two quarters and that total capital expenditures for 2004 will be approximately $20 to $22 million. These expenditures will be used primarily for messaging devices. However, the actual amount of capital we require will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of new gross placements, technological developments, competitive conditions and the nature and timing of our strategy to consolidate our networks. We have funded and plan to fund our 2004 capital expenditures from net cash provided by operating activities.

        Net Cash Used for Financing Activities. Net cash used for financing activities for the six months ended June 30, 2004 consisted of repayments of our long-term debt and the purchase of treasury shares. On May 28, 2004, we made the final redemption of our 12% notes. As a result, we expect cash used for financing activities will be minimal in future quarters. Excess cash will be accumulated in anticipation of our proposed merger with Metrocall. As discussed earlier, a component of the Metrocall purchase price is a cash election for up to 2,000,000 Metrocall shares at $75 per share, or $150 million. It is currently anticipated that the cash election and any closing costs will be funded by Arch’s and Metrocall’s cumulative available cash on hand and the issuance by the new holding company of up to $150 million of long-term debt.

BORROWINGS

        On May 28, 2004, we completed the final redemption of our 12% notes. As a result of that redemption, we had no borrowings outstanding as of June 30, 2004.

Commitments

        Contractual Obligations. Our contractual payment obligations under our operating leases for office and transmitter locations as of June 30, 2004 are indicated in the table below. For purposes of this table, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: (1) fixed or minimum quantities to be purchased; (2) fixed, minimum or variable pricing provisions; and (3) the approximate timing of transactions. These obligations primarily relate to devices and certain telephone expenses. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$112,001	$57,908	$50,563	$3,146	$384
Purchase obligations	22,960	22,960	—	—	—
Other long-term liabilities	6,709	—	5,796	—	913

Total	$141,670	$80,868	$56,359	$3,146	$1,297

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

      Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, known as SFAS No. 144, we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At June 30, 2004 we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

        In conjunction with the application of SOP 90-7, our assets were recorded at their estimated fair values as of May 29, 2002. However, if the assessment of the criteria above were to change and the projected undiscounted cash flows were lower than the carrying value of the assets, we would be required to record impairment charges related to our long-lived assets.

      Reserves for Doubtful Accounts and Service Credits

        We record two valuation amounts against our gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

        Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $2.0 million and $5.0 million at June 30, 2004 and December 31, 2003, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

        The allowance for service credits and related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $1.6 million and $3.6 million at June 30, 2004 and December 31, 2003, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

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

        Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements, known as SAB 101, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At June 30, 2004, we had approximately $846,000 of deferred revenue and $247,000 of deferred expense that will be recognized in future periods, principally over the next four fiscal quarters.

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

        We had approximately 3.1 million leased units in service as of June 30, 2004 which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical. Significant refurbishment costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process, and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the six months ended June 30, 2004 and 2003, $216,000 and $475,000, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal but opposite amounts and depreciation expense would differ on a prospective basis.

      Asset Retirement Obligations

        We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, known as SFAS No. 143, in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term; therefore, a future obligation exists. We have recognized cumulative asset retirement obligation assets of $4.7 million through June 30, 2004. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation and amortization expense for the six months ended June 30, 2004 includes $296,000 related to depreciation of these assets. The asset retirement obligation assets, and their corresponding liabilities, recorded to date relate to either our current plans to consolidate our networks or to the removal of assets at an estimated future terminal date.

        At June 30, 2004 and December 31, 2003, accrued expenses included $676,000 and $1.0 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability.

        At June 30, 2004 and December 31, 2003, other long-term liabilities included $913,000 and $815,000, respectively, related primarily to an estimate of assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes at the time we adopted SFAS No. 143. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

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

      Income Taxes

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred tax assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

        We established a valuation allowance against our net deferred tax assets upon emergence from bankruptcy since, based on information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2003, we determined, based on operating income for the two years then ended, repayment of our notes well ahead of schedule and anticipated operating income and cash flows for future periods that it was more likely than not that certain deferred tax assets would be realized in the future. Accordingly, we determined that it was appropriate to release the valuation allowance recorded against those deferred tax assets. Our results for the six months ended June 30, 2004 and anticipated future results remain consistent with our previous assessment, therefore we continue to believe no valuation allowance against our deferred tax assets is required.

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

        We believe that we are more likely than not to recover our net deferred tax assets of $217.8 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of June 30, 2004, we would require approximately $542 million in cumulative future operating income to be generated at various times over approximately the next twenty years to realize our net deferred tax assets. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.

Factors Affecting Future Operating Results

        The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

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

        In order to continue to generate net cash provided by operating activities, given the anticipated decreases in revenues described above, reductions in operating expenses have been, and will continue to be, necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 37.2% of our service, rental and maintenance, selling and general and administrative expenses thus far in 2004. Reductions in these expenses are dependent on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Our ability to consolidate networks is dependent on a number of factors. One key factor is network loading, which does not necessarily decrease in proportion to our units in service and revenue. Network loading is dependent on a number of conditions including the amount of traffic emanating from the Internet, which generally has increased message lengths, and the mix of alphanumeric users who in turn consume significantly more network capacity than numeric users. Further, due to the nature of the underlying contractual agreements for our transmitter locations, there can be no assurance that the consolidation of the transmitter locations will result in immediate, proportionate savings in lease payments. Additionally, our efforts to consolidate the number of transmitter locations could lead to further unit cancellations as some subscribers may experience a reduction in, or possible disruptions of, service.

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

        We believe that since our emergence from chapter 11 we have undergone a cumulative change in ownership of approximately 17.0%, as of June 30, 2004. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative change in ownership may be more or less than 17.0% and, in any event, will increase by reason of any subsequent transactions in our stock by stockholders who own 5% or more of our stock.

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

        We cannot guarantee that the June 13, 2003 merger and the transfer restrictions on the Class A common stock will prevent a change in ownership or otherwise enable us to avoid significant limitations on the amounts and timing of the use of our tax attributes.

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

        Management of the new holding company will face significant challenges in consolidating operations, integrating the two organizations and services in a timely and efficient manner and retaining executives and other personnel. Some of the key issues include managing messaging networks, maintaining adequate focus on existing business and operations while integrating the two companies, managing marketing and sales efforts and implementing a single billing system and other critical systems. The integration of the two companies will require substantial attention from management, particularly in light of geographically dispersed operations, differing business cultures and compensation structures at the two companies. The diversion of management attention and any difficulties associated with integrating our operations with those of Metrocall could have a material adverse effect on the revenues, level of expenses and results of operations of the new holding company which may materially adversely affect the value of the new holding company’s common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   None.

Item 4.  Controls and Procedures

        Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosure and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        We are involved in a number of lawsuits which we do not believe will have a material adverse effect on our financial condition, results of operations or cash flows.

        Arch has been named as a defendant, along with Metrocall, members of Metrocall’s board of directors and USA Mobility, Inc., in two lawsuits filed in the Court of the Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004, respectively, each by a Metrocall shareholder on his own behalf and purportedly on behalf of all public shareholders of Metrocall’s common stock, excluding the defendants and their affiliates. Each complaint alleges, among other things, that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger between Arch and Metrocall and that Arch and USA Mobility, Inc. aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. The plaintiff seeks compensatory relief as well as an injunction to prevent consummation of the merger. Arch and Metrocall believe the allegations made in the complaint are without merit. Arch intends to vigorously defend the litigation.

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

Current Report on Form 8-K dated and filed May 6, 2004 (reporting, under item 12, Arch’s press release reporting financial results for the quarter ended March 31, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2004	ARCH WIRELESS, INC. By:/s/ J. Roy Pottle —————————————— J. Roy Pottle Executive Vice President and Chief Financial Officer (principal financial and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Wizards-Patriots Holdings, Inc., Wizards
Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch
Wireless, Inc., dated as of March 29, 2004. (1)
10.1*	Form of Note Repurchase Agreement between Arch Wireless Holdings, Inc. and those entities which repurchased notes in the fourth quarter of 2003
31.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2004
31.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2004
32.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)
and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, dated August 3, 2004
32.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)
and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, dated August 3, 2004

*	Filed herewith

(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated March 29, 2004 and filed March 31, 2004.