Form 10-Q
period 2004-09-30
ARCH WIRELESS INC
filed 2004-10-28
CIK 915390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: no shares of the Registrant’s Common Stock ($.001 per value per share) and 19,657,094 shares of the Registrant’s Class A Common Stock ($0.0001 par value per share) were outstanding as of October 21, 2004.

ARCH WIRELESS, INC.
QUARTERLY REPORT ON FORM 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCH WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45,292	$34,582
Accounts receivable, net	20,987	26,052
Deposits	3,122	6,776
Prepaid rent	489	514
Prepaid expenses and other	13,381	7,381
Deferred income taxes	22,226	30,206

Total current assets	105,497	105,511

Property and equipment	392,869	394,436
Less accumulated depreciation and amortization	(242,029)	(180,563)

Property and equipment, net	150,840	213,873

Assets held for sale	1,322	1,139
Intangible and other assets, net	3	3
Deferred income taxes	191,395	189,346

	$449,057	$509,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$20,000
Accounts payable	11,580	8,836
Accrued compensation and benefits	9,850	17,820
Accrued network costs	7,274	7,893
Accrued property and sales taxes	9,102	10,076
Accrued interest	—	1,520
Accrued restructuring charges	5,541	11,481
Accrued other	5,956	8,104
Customer deposits and deferred revenue	19,396	25,477

Total current liabilities	68,699	111,207

Long-term debt, less current maturities	—	40,000

Other long-term liabilities	8,203	4,042

Stockholders’ equity:
Common stock — $0.0001 par value	2	2
Treasury stock	(3,112)	—
Additional paid-in capital	344,876	339,928
Deferred stock compensation	(1,644)	(2,682)
Retained earnings	32,033	17,375

Total stockholders’ equity	372,155	354,623

	$449,057	$509,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Service, rental and maintenance	$104,785	$137,759	$335,505	$442,456
Product sales	4,632	5,864	13,368	19,996

Total revenues	109,417	143,623	348,873	462,452
Operating expenses:
Cost of products sold (exclusive of depreciation and amortization shown separately below)	691	1,319	2,485	4,351
Service, rental, and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	36,904	46,736	112,880	145,382
Selling (exclusive of stock based and other compensation shown separately below)	7,862	11,488	25,687	35,703
General and administrative (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	27,438	39,526	87,523	132,505
Depreciation and amortization	22,302	27,998	79,682	91,859
Stock based and other compensation	3,093	2,761	8,541	9,232
Restructuring charge	—	—	3,018	—

Total operating expenses	98,290	129,828	319,816	419,032

Operating income	11,127	13,795	29,057	43,420
Interest income (expense), net	71	(3,511)	(4,958)	(13,984)
Other income, net	66	232	411	315

Income before income tax expense	11,264	10,516	24,510	29,751
Income tax expense	(4,527)	(4,330)	(9,852)	(12,250)

Net income	$6,737	$6,186	$14,658	$17,501

Basic net income per common share	$0.34	$0.31	$0.73	$0.88

Diluted net income per common share	$0.34	$0.31	$0.73	$0.87

Basic weighted average common shares outstanding	19,914,099	20,000,000	19,967,708	20,000,000

Diluted weighted average common shares outstanding	20,041,555	20,080,572	20,091,801	20,028,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$14,658	$17,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,682	91,859
Accretion of long-term debt	—	4,681
Amortization of stock based compensation	2,065	2,436
Deferred income tax expense	9,852	12,250
(Gain) loss on disposals of property and equipment	(240)	6
Other income	(168)	(179)
Provisions for doubtful accounts and service adjustments	7,517	20,065
Changes in assets and liabilities:
Accounts receivable	(2,452)	(4,032)
Prepaid expenses and other	(5,182)	14,724
Accounts payable and accrued expenses	(16,427)	(7,968)
Customer deposits and deferred revenue	(6,081)	(7,124)
Other long-term liabilities	4,083	2,600

Net cash provided by operating activities	87,307	146,819

Cash flows from investing activities:
Additions to property and equipment	(15,328)	(18,395)
Proceeds from disposals of property and equipment	1,675	3,106
Receipts from note receivable	168	173

Net cash used for investing activities	(13,485)	(15,116)

Cash flows from financing activities:
Repayment of long-term debt	(60,000)	(110,000)
Purchase of treasury shares	(3,112)	—

Net cash used for financing activities	(63,112)	(110,000)

Net increase (decrease) in cash and cash equivalents	10,710	21,703
Cash and cash equivalents, beginning of period	34,582	37,187

Cash and cash equivalents, end of period	$45,292	$58,890

Supplemental disclosures:
Interest paid	$6,709	$6,177
Asset retirement obligations	$—	$1,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARCH WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     (a) Preparation of Interim Financial Statements - The consolidated financial statements of Arch Wireless, Inc. (“Arch” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 2003, has been prepared without audit. The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003. In the opinion of management, these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

     (b) Risks and Other Important Factors — Based on current and anticipated levels of operations, management anticipates net cash provided by operating activities, together with the $45.3 million of cash on hand at September 30, 2004, will be adequate to meet Arch’s anticipated cash requirements for the foreseeable future.

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

     (c) Proposed Merger — On March 29, 2004, Arch announced the execution of a definitive merger agreement with Metrocall Holdings, Inc. (“Metrocall”). Pursuant to the terms of the merger agreement, a new holding company was formed to own both Arch and Metrocall. In the aggregate, Metrocall common stockholders will receive $150 million in cash pursuant to a cash election and approximately 27.5% of the shares of the new holding company’s common stock on a fully diluted basis. Under the cash election, Metrocall shareholders will be entitled to elect to receive cash in the amount of $75.00 per Metrocall share for up to two million Metrocall shares. The remaining approximately four million fully diluted Metrocall shares will be converted into approximately 27.5% of the new holding company’s outstanding common stock on a fully diluted basis. To the extent that cash elections are made in respect of a number greater than or less than two million shares, the merger consideration will be adjusted on a pro rata basis so that two million of Metrocall’s outstanding shares are exchanged for cash.

     Arch shareholders will receive one share of new holding company common stock for each share of Arch common stock they own. Based on Arch’s outstanding shares and options as of October 22, 2004, 20,151,773 shares and options of the new holding company would be issued to Arch stakeholders. This amount consists of 19,657,094 shares currently outstanding, 278,683 shares remaining to be issued pursuant to Arch’s plan of reorganization and options to purchase 215,996 shares of Arch common stock issued to certain members of the board of directors which fully vested on May 29, 2004. The current balance of outstanding shares above includes 316,002 shares of restricted stock issued to certain members of management that are currently subject to repurchase and other restrictions. If all 316,002 shares were repurchased, Arch shareholders would receive 19,835,771 shares of the new holding company’s common stock and Metrocall’s shareholders would receive 7,560,515 shares of the new holding company’s common stock, reflecting an exchange ratio of 1.876 new holding company shares for each Metrocall share.

     Arch and Metrocall have received opinions from tax counsel indicating the merger will qualify as a tax-free reorganization to the extent that shareholders receive stock rather than cash. Upon completion of the merger, Arch shareholders will own approximately 72.5% and Metrocall shareholders will own approximately 27.5% of the new company on a fully diluted basis.

     Arch expects the new holding company will incur up to $140.0 million of indebtedness to provide the funds necessary to purchase the two million Metrocall shares subject to the cash election referred to above. Therefore, on October 11, 2004, Arch and Metrocall entered into a commitment letter with UBS Loan Finance LLC and UBS Securities LLC that provides for a senior secured term loan facility of up to $140.0 million for Arch Wireless Operating Company, Inc. and Metrocall, Inc., the operating subsidiaries of Arch and Metrocall. The facility will have a term of two years from the closing date and will amortize in eight equal quarterly installments with interest equal to (i) an interest margin of 150 basis points, plus the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1% and the prime commercial lending rate of UBS AG, as established from time to time, or (ii) an interest margin of 250 basis points, plus the rate equal to the London Interbank Offered Rate for corresponding deposits of U.S. dollars.

     The facility will be guaranteed on a joint and several basis by USA Mobility, Inc., the corporate entity formed to serve as the new publicly-traded parent company of Arch and Metrocall following consummation of the merger, and substantially all of its subsidiaries. The facility will be secured by pledges of the equity interests of Arch, Metrocall and substantially all of their respective subsidiaries and liens on most of their respective assets and will contain covenants that are customary for a facility of this type, including a minimum interest coverage ratio, maximum leverage ratio and maximum capital expenditure levels. While Arch expects to close the facility with UBS, there can be no assurance that negotiations on the facility will result in definitive agreements or that the facility, as negotiated, will be on the terms and conditions described herein or otherwise acceptable to it.

     The merger will be accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Arch has been deemed the acquiring entity due primarily to its former shareholders holding a majority of the common stock of the new holding company. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date will be reflected on the new holding company’s balance sheet at their historical basis. Amounts allocated to Metrocall’s assets and liabilities will be based upon the total purchase price and the estimated fair values of such assets and liabilities as of the acquisition date.

     Arch expects the merger, which has been approved by the boards of directors of Arch and Metrocall, but is subject to regulatory review, shareholder approval and other third-party consents, to be completed in the fourth quarter of 2004. The special meetings of shareholders for Arch and Metrocall are scheduled for November 8, 2004.

     (d) Long-lived Assets — Intangible and other assets were comprised of the following at September 30, 2004 and December 31, 2003 (in thousands):

		Gross
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net Balance
Purchased subscriber lists	3 yrs	$3,547	$3,547	$—
Purchased Federal Communications Commission licenses	5 yrs	2,119	2,119	—
Other		3	—	3

		$5,669	$5,666	$3

     Aggregate amortization expense for intangible assets for the nine months ended September 30, 2004 and 2003 was zero and $2.1 million, respectively. The balance of Arch’s intangible assets were fully amortized in 2003, therefore there is no additional amortization expense to recognize in future periods.

     (e) Restructuring Charges - In the year ended December 31, 2003 and the nine month period ended September 30, 2004, Arch recorded restructuring charges of $11.5 million and $3.0 million, respectively, related to certain lease agreements for transmitter locations. Under the terms of these agreements, Arch is required to pay minimum amounts for a designated number of transmitter locations. However, Arch determined the designated number of transmitter locations was in excess of its current and anticipated needs. At September 30, 2004, the balance of the restructuring reserve was as follows (in thousands):

				Remaining Reserve
	Balance at	Restructuring		at September 30
	December 31, 2003	Charge in 2004	Cash Paid	2004
Lease obligation costs	$11,481	$3,018	$8,957	$5,541

     The remaining obligations associated with these agreements are expected to be paid over the next three quarters.

     (f) Income Taxes - Arch accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109"). Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

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

     During the quarter ended December 31, 2003, management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets. Results for the nine months ended September 30, 2004 and anticipated future results remain consistent with the assessment made in 2003; therefore, management continues to believe no valuation allowance is required.

     The effective income tax rate is expected to continue to differ from the statutory federal tax rate primarily due to the effect of state income taxes.

     (g) Earnings per Share - Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$6,737	$6,186	$14,658	$17,501

Weighted average common shares outstanding	19,914,099	20,000,000	19,967,708	20,000,000
Dilutive effect of:
Options to purchase common stock	127,456	80,572	124,093	28,504

Common stock and common stock equivalents	20,041,555	20,080,572	20,091,801	20,028,504

Earnings per share:
Basic	$.34	$0.31	$.73	$0.88
Diluted	$.34	$0.31	$.73	$0.87

     For the three and nine months ended September 30, 2004 and 2003, no shares were excluded from the calculations above due to the shares being anti-dilutive.

     (h) Treasury Stock - On May 29, 2004, Arch received 98,223 shares of its class A common stock with a value of approximately $3.1 million surrendered from certain members of senior management as consideration for Arch remitting certain payroll withholding taxes related to the vesting of 316,999 shares of restricted stock on that date. Arch accounted for this treasury stock at cost.

     (i) Long-term Debt - On May 28, 2004, Arch completed the final redemption of its 12% notes and has no other borrowings outstanding.

     (j) Recently Issued Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51(“FIN No. 46”) and issued a revision to that guidance, FIN No. 46-R, in December 2003. FIN No. 46 and FIN No. 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 were applicable to Arch for any interests entered into after January 31, 2003 and the provisions of FIN No. 46-R were effective on January 1, 2004. Arch does not have any interests that would change its current reporting entity or require additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

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

Pending Metrocall Merger

     On March 29, 2004, we announced the execution of a definitive merger agreement with Metrocall Holdings, Inc., also known as Metrocall. Pursuant to the terms of the merger agreement, a new holding company was formed to own both Arch and Metrocall. In the aggregate, Metrocall common stockholders will receive $150 million in cash pursuant to a cash election and approximately 27.5% of the shares of the new holding company’s common stock on a fully diluted basis. Under the cash election, Metrocall shareholders will be entitled to elect to receive cash in the amount of $75.00 per Metrocall share for up to two million Metrocall shares. The remaining approximately four million fully diluted Metrocall shares will be converted into approximately 27.5% of the new holding company’s outstanding common stock on a fully diluted basis. To the extent that cash elections are made in respect of a number greater than or less than two million shares, the merger consideration will be adjusted on a pro rata basis so that two million of Metrocall’s outstanding shares are exchanged for cash.

     Our shareholders will receive one share of new holding company common stock for each share of our common stock they own. Based on our outstanding shares and options as of October 22, 2004, 20,151,773 shares and options of the new holding company will be issued to our stakeholders. This amount consists of 19,657,094 shares currently outstanding, 278,683 shares remaining to be issued pursuant to our plan of reorganization and options to purchase 215,996 shares of our common stock issued to certain members of the board of directors which became fully vested on May 29, 2004. The current balance of outstanding shares above includes 316,002 shares of restricted stock issued to certain members of our management that are currently subject to repurchase and other restrictions. If all 316,002 shares were repurchased, our shareholders will receive 19,835,771 shares of the new holding company’s common stock and Metrocall’s shareholders would receive 7,560,515 shares of the new holding company’s common stock, reflecting an exchange ratio of 1.876 new holding company shares for each Metrocall share.

     Arch and Metrocall have received opinions from tax counsel indicating the merger will qualify as a tax-free reorganization to the extent that shareholders receive stock rather than cash. Upon completion of the merger, Arch shareholders will own approximately 72.5% and Metrocall shareholders will own approximately 27.5% of the new company on a fully diluted basis.

     We expect the new holding company to incur up to $140.0 million of indebtedness to provide the funds necessary to purchase the two million Metrocall shares subject to the cash election referred to above. See “Liquidity and Capital Resources-Source of Funds” for a description of the financing commitment.

     The merger will be accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards, known as SFAS, No. 141, Business Combinations. Arch has been deemed the acquiring entity due primarily to its former shareholders holding a majority of the common stock of the new holding company. Accordingly, the basis of our assets and liabilities as of the acquisition date will be reflected on the new holding company’s balance sheet at their historical basis. Amounts allocated to Metrocall’s assets and liabilities will be based upon the total purchase price and the estimated fair values of such assets and liabilities as of the acquisition date.

     Arch expects the merger, which has been approved by the boards of directors of Arch and Metrocall, but is subject to regulatory review, shareholder approval and other third-party consents, to be completed in the fourth quarter of 2004. The special meetings of shareholders for Arch and Metrocall are scheduled for November 8, 2004.

Overview

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our consolidated financial statements and “Factors Affecting Future Operating Results,” which describes key risks associated with our operations and industry and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003: “Overview,” “Results of Operations” and “Inflation.”

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

     The following tables set forth units in service and revenue associated with our channels of distribution:

	As of September 30,				As of June 30,
	2004		2003		2004
(units in thousands)	Units	%	Units	%	Units	%
Direct	3,247	86%	3,600	81%	3,380	85%
Indirect	525	14	868	19	589	15

Total	3,772	100%	4,468	100%	3,969	100%

	For the Quarter Ended September 30,				For the Quarter Ended June 30,
	2004		2003		2004
(dollars in thousands)	Revenue	%	Revenue	%	Revenue	%
Direct	$103,216	94%	$133,395	93%	$108,819	94%
Indirect	6,201	6	10,228	7	6,978	6

Total	$109,417	100%	$143,623	100%	$115,797	100%

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

	For the Quarter Ended September 30,						For the Quarter Ended June 30,
	2004			2003			2004
	Gross			Gross			Gross
(units in thousands)	Placements	Disconnects	Net Loss	Placements	Disconnects	Net Loss	Placements	Disconnects	Net Loss
Direct	122	255	(133)	141	327	(186)	131	267	(136)
Indirect	29	93	(64)	51	170	(119)	35	108	(73)

Total	151	348	(197)	192	497	(305)	166	375	(209)

     The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of service revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit, is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly. The following table sets forth our average revenue per unit by distribution channel for the periods stated. The rates for the prior year periods below have been recalculated to reflect a 249,000 unit adjustment recorded at December 31, 2003 which is discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

			For the Quarter Ended
	For the Quarter Ended September 30,		June 30,
(in thousands, except per unit amounts)	2004	2003	2004
Direct:
Service revenue	$98,640	$127,742	$104,323
Average monthly units in service	3,310	3,688	3,442
Average revenue per units in service	$9.93	$11.55	$10.10
Indirect:
Service revenue	$6,145	$10,017	$6,851
Average monthly units in service	553	923	623
Average revenue per units in service	$3.70	$3.62	$3.66
Consolidated:
Service revenue	$104,785	$137,759	$111,174
Average monthly units in service	3,863	4,611	4,065
Average revenue per units in service	$9.04	$9.96	$9.12

     Average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges; however, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. The decrease in our consolidated average revenue per unit for the quarter ended September 30, 2004 from the quarters ended September 30, 2003 and June 30, 2004 was due primarily to the change in average revenue per unit in service in our direct distribution channel. We anticipate average revenue per unit for our direct units in service will decline in future periods and the decline will be primarily due to the mix of messaging services demanded by our customers, a decline in the percentage of customers with fewer units in service and, to a lesser extent, changes in monthly charges and competitive pricing pressure.

     As discussed earlier, customers with more units in service generally have lower monthly charges for similar services due to volume discounts and historically have had lower disconnect rates. Therefore, as the percentage of our direct units in service becomes more concentrated with customers that have more units in service, our average revenue per unit and disconnect rate should decline. The following table sets forth units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for the quarter ended September 30, 2004. The ratio of contractual recurring fees to the average units in service for a period is referred to below as average contractual recurring fees per unit in service. Contractual recurring fees are derived from our billing system and represent the fees that would be billed to customers assuming all units in service were billed at their contractual amounts, but they are not our actual service revenues. Contractual recurring fees are generally lower than actual service revenues recognized due to usage and transaction based revenues which occur on a recurring basis, but are not included in the contractual recurring billing rate.

	For the Quarter Ended September 30, 2004
				Average
			% of Total	Contractual
	Number of	Units in	Units in	Recurring
(units in thousands)	Customers	Service	Service	Fees per Unit
Beginning Units in Service
Customers with 1-10 units in service	353,370	601	17.8%	$12.16
Customers with 11-100 units in service	23,934	678	20.0	9.71
Customers with >100 units in service	3,614	2,101	62.2	7.65

Total	380,918	3,380	100.0%	8.88

Ending Units in Service
Customers with 1-10 units in service	322,810	553	17.0%	$12.12
Customers with 11-100 units in service	22,582	642	19.8	9.66
Customers with >100 units in service	3,472	2,052	63.2	7.50

Total	348,864	3,247	100.0%	8.73

     The following table sets forth our gross placements, disconnects and net gains (losses) of units in service for our direct channel of distribution grouped by the number of units in service on customer accounts for the quarter ended September 30, 2004. The gross placement, disconnect and net gain (loss) rates set forth below are calculated by dividing the relevant measure, gross placements, disconnects or net gains (losses) by average units in service and are presented on an average monthly basis.

	For the Quarter Ended September 30, 2004
			Placement,
	Units Placed/		Disconnect and
(units in thousands)	Disconnected	% of Total	Net Loss Rate
Gross Placements
Customers with 1-10 units in service	11	9.0%	0.6%
Customers with 11-100 units in service	24	19.7	1.2
Customers with >100 units in service	87	71.3	1.4

Total	122	100.0%	1.2%

Disconnects
Customers with 1-10 units in service	(59)	23.3%	3.4%
Customers with 11-100 units in service	(60)	23.3	3.0
Customers with >100 units in service	(136)	53.4	2.2

Total	(255)	100.0%	2.6%

Net Gains (Losses)
Customers with 1-10 units in service	(48)	36.4%	(2.8)%
Customers with 11-100 units in service	(36)	26.7	(1.8)
Customers with >100 units in service	(49)	36.9	(0.8)

Total	(133)	100.0%	(1.4)%

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

     As the tables above indicate, we have experienced significant reductions in units in service and revenues. The demand for our one and two-way messaging services has declined over the past several years and we believe demand will continue to decline for the foreseeable future largely attributable to competition from cellular and broadband PCS service providers. Reductions in the number of units in service significantly affects our results of operations since operations no longer benefit from the recurring revenue generated from these units in service. In order to continue to generate net cash provided by operating activities, given the anticipated decreases in revenues, reductions in operating expenses have been, and will continue to be, necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 37.6% of our service, rental and maintenance, selling and general and administrative expenses thus far in 2004. Reductions in these expenses depend on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone costs.

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

     Our revenues were $109.4 million and $143.6 million for the quarters ended September 30, 2004 and 2003, respectively. As noted above, the demand for one and two-way messaging services has declined over the past several years and, as a result, management of operating expenses is important to our financial results. Certain of our operating expenses are especially important to overall expense control. These operating expenses are categorized as follows:

•	Service, rental and maintenance. These are the expenses associated with the operation of our networks and the provision of messaging services. These expenses consist largely of telephone charges to deliver messages over our networks and lease payments for locations on which we maintain transmitters.

•	Selling. These are the costs associated with our direct and indirect sales forces. These costs consist primarily of salaries and commissions and advertising expense.

•	General and administrative. These are costs associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.

     We review the percentages of these operating expenses to revenues on a regular basis. These ratios indicate whether operating expenses are decreasing at the same rate as revenues which are key indicators of our operating efficiency. Even though operating expenses are classified as described above, expense controls are also performed on a functional expense basis. For the three months ended September 30, 2004, we incurred approximately 74% of the expenses referred to above in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expenses.

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

     In 2003, we removed 4,520 transmitters from various networks and plan to remove approximately 1,200 additional transmitters in 2004, including approximately 660 that were removed during the nine months ended September 30, 2004.

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

     The total of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses was $228.6 million and $317.9 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in these operating expenses is discussed in “Results of Operations.” Since it is anticipated that demand for one and two-way messaging will continue to decline, expense reductions will continue to be necessary for the foreseeable future.

Results of Operations

     Comparison of the Results of Operations for the Three Months Ended September 30, 2004 and 2003

	For the Quarter Ended September 30,				Change Between
	2004		2003		2004 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues
Service, rental & maintenance	$104,785	95.8%	$137,759	95.9%	$(32,974)	(23.9)%
Product sales	4,632	4.2	5,864	4.1	(1,232)	(21.0)
Selected operating expenses:
Cost of products sold	691	0.6	1,319	0.9	(628)	(47.6)
Service, rental & maintenance	36,904	33.7	46,736	32.5	(9,832)	(21.0)
Selling	7,862	7.2	11,488	8.0	(3,626)	(31.6)
General and administrative	27,438	25.1	39,526	27.5	(12,088)	(30.5)

Revenues

     Service, rental & maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consists largely of revenues associated with the sale of devices and charges for leased devices that are not returned. We do not differentiate between service and rental revenues. The table below sets forth units in service and service revenue, the changes in each between the three months ended September 30, 2004 and 2003 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Service Revenue
							Change due	Change due
	2004	2003	Change	2004	2003	Change	to ARPU	to Units
One-way messaging	3,507	4,160	(653)	$84,791	$112,336	$(27,545)	$(8,662)	$(18,883)
Two-way messaging	265	308	(43)	19,994	25,423	(5,429)	(1,926)	(3,503)

Total	3,772	4,468	(696)	$104,785	$137,759	$(32,974)	$(10,588)	$(22,386)

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

Operating Expenses

     Payroll and Related Expenses. Payroll and related expenses are our largest expense, representing 35.4% and 38.7% of the total of cost of products sold, service, rental and maintenance, selling and general and administrative for the three months ended September 30, 2004 and 2003, respectively. The payroll and related expenses in each significant category of expense are included in the following table:

	For the Quarter Ended September 30,				Change Between
	2004		2003		2004 and 2003
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Service, rental & maintenance	$6,043	5.5%	$7,816	5.4%	$(1,773)	(22.7)%
Selling	7,585	6.9	10,951	7.6	(3,366)	(30.7)
General and administrative	12,182	11.1	19,534	13.6	(7,352)	(37.6)

Total	$25,810	23.5%	$38,301	26.6%	$(12,491)	(32.6)%

     As discussed earlier, we review the ratio of the number of direct units in service per employee in each functional work group to ensure that functional groups, which are largely dependent on the number of units in service, maintain or improve this ratio. The number of employees and the ratio of direct units in service per employee for each category of expense are included in the table below:

	For the Quarter Ended September 30,				Change Between
	2004		2003		2004 and 2003
	# of	Units per	# of	Units per	# of	Units per
	Employees	Employee	Employees	Employee	Employees	Employee
Service, rental & maintenance	427	7,603	522	6,897	(95)	706
Selling	458	7,089	687	5,240	(229)	1,849
General and administrative	800	4,058	1,293	2,785	(493)	1,273

Total	1,685	1,927	2,502	1,439	(817)	488

     The decrease in the number of employees resulted in $12.5 million lower payroll and related expense for the quarter ended September 30, 2004, and the ratio of direct units in service per employee improved in each functional work group.

•	Service, rental and maintenance consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are related to the number of networks we operate rather than the number of units in service on our networks. In the quarter ended September 30, 2004, we maintained, and will continue to maintain, higher staffing levels to support our efforts to consolidate our networks.

•	The decrease in payroll expenses related to selling was due primarily to a decrease in the number of sales representatives and sales management which resulted from our continuing efforts to maintain or improve sales force productivity; consequently, as units in service decline, fewer sales personnel are required.

•	The decrease in payroll and related expenses included in general and administrative expenses was due to 493 fewer employees in this category at September 30, 2004. The improvement in the ratio of direct units in service per general and administrative employee was due primarily to additional outsourcing of customer service activities. In addition, bonus expense was $1.9 million less in 2004 compared to the same period in 2003 due to changes in the 2004 plan and a lower number of participants.

     Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Quarter Ended September 30,				Change Between
	2004		2003		2004 and 2003
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Lease payments for transmitter locations	$19,742	18.0%	$25,095	17.5%	$(5,353)	(21.3)%
Telephone related expenses	6,588	6.0	8,593	6.0	(2,005)	(23.3)
Payroll and related expenses	6,043	5.5	7,816	5.4	(1,773)	(22.6)
Fees paid to other network providers	423	0.4	627	0.4	(204)	(32.5)
Operator dispatch fees	870	0.8	1,200	0.8	(330)	(27.5)
Other	3,238	3.0	3,405	2.4	(167)	(4.9)

Total	$36,904	33.7%	$46,736	32.5%	$(9,832)	(21.0)%

     As illustrated in the table above, service, rental and maintenance expenses decreased $9.8 million from the quarter ended September 30, 2003, however the percentage of these costs to revenues increased marginally, primarily due to lease payments for transmitter locations and other expenses. Following is a discussion of each significant item listed above:

•	As discussed earlier, we have reduced the number of transmitters in service in conjunction with our plan to consolidate our networks. In 2003, transmitter consolidation activity was significantly higher in the latter half of the year resulting in lower lease payments in 2004. In addition, the restructuring charges recorded in the fourth quarter of 2003 and the first quarter of 2004 resulted in approximately $3.0 million lower lease expense in the current year period compared to the same period in 2003.

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

•	The decrease in telephone expenses resulted from savings associated with the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities. The costs associated with network facilities and telephone trunks are generally fixed in nature and the usage-based charges generally vary with units in service.

•	The change in payroll and related expenses was discussed above.

•	The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

•	Other expenses consist largely of repairs and maintenance expenses. Repairs and maintenance expenses relate to two primary activities, device repairs and transmission sites. These expenses do not vary directly with units in service or revenue and therefore, the percentage of these expenses to revenue increased in the current year period.

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

     Selling. Selling expense consists primarily of payroll and related expense which was discussed above.

     General and Administrative. General and administrative expenses consist of the following significant items:

	For the Quarter Ended September 30,				Change Between
	2004		2003		2004 and 2003
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Payroll and related expenses	$12,182	11.1%	$19,534	13.6%	$(7,352)	(37.6)%
Bad debt	1,138	1.0	1,267	0.9	(129)	(10.1)
Facility expenses	3,372	3.1	4,711	3.3	(1,339)	(28.4)
Telephone	1,610	1.5	2,380	1.7	(770)	(32.4)
Outside services	2,978	2.7	3,346	2.3	(368)	(11.0)
Taxes and permits	1,986	1.8	2,022	1.4	(36)	(1.8)
Other	4,172	3.8	6,266	4.3	(2,094)	(33.4)

Total	$27,438	25.0%	$39,526	27.5%	$(12,088)	(30.6)%

     As illustrated in the table above, general and administrative expenses decreased $12.1 million from the quarter ended September 30, 2003 and the percentage of these costs to revenue also decreased. Following is a discussion of each significant item listed above:

•	The change in payroll and related expenses was discussed above.

•	The decrease in bad debt expense was due to lower levels of overall accounts receivable, which resulted from decreases in revenues and strong collections, and lower amounts of write-offs. We anticipate bad debt expense as a percentage of revenue to remain flat or increase in the future since we do not anticipate similar decreases in future accounts receivable balances.

•	The $1.3 million decrease in facilities expense was due to the closure of various office facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

•	The decrease in telephone expense was due primarily to fewer calls to our call centers as a result of fewer units in service and the reduction of physical locations at which we operate.

•	Outside services expense consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in these expenses is due primarily to lower professional fees during the third quarter of 2004.

•	Taxes and permits consists primarily of property, franchise and gross receipts taxes. The decrease for the three months ended September 30, 2004 was due primarily to lower revenue, since certain of these charges are levied on revenue. We expect these taxes as a percentage of revenue to remain flat or increase in the future since certain of these taxes are not dependent on revenues.

•	Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices, repairs and maintenance associated with computer hardware and software, insurance and bank fees associated with lockbox and other activities. The largest component of the reduction in other expense in 2004 related to insurance in the amount of $722,000. This reduction was due to lower premiums in the current year and receipt of a $257,000 refund related to an audit of prior year premiums.

     Depreciation and Amortization. Depreciation and amortization expenses decreased to $22.3 million for the quarter ended September 30, 2004 from $28.0 million for the same period in 2003. This decrease was due primarily to lower depreciation on messaging devices since certain asset layers became fully depreciated in the quarter ended June 30, 2004.

     Stock Based and Other Compensation. Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. Stock based and other compensation was $3.1 million for the third quarter of 2004, compared to $2.8 million in the third quarter of 2003. The increase in this expense was due primarily to higher expense associated with the long-term incentive plan.

     Interest Income (Expense). The decrease in interest expense was due to lower average outstanding debt balances in the quarter ended September 30, 2004 due to the redemption of our 12% notes on May 28, 2004. We expect interest expense to increase in future periods in conjunction with our merger with Metrocall since we expect to incur up to $140 million of indebtedness to finance the cash election contemplated in the merger agreement.

     Income Tax Expense. For the quarter ended September 30, 2004, we recognized $4.5 million of deferred income tax expense based on an effective tax rate of approximately 40%. The expense for the three months ended September 30, 2003 of $4.3 million was recorded at an effective tax rate of approximately 41%. We anticipate recognition of income tax expense to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results - Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments” and “Application of Critical Accounting Policies — Income Taxes” for further discussion.

     Comparison of the Results of Operations for the Nine Months Ended September 30, 2004 and 2003

	For the Nine Months Ended September 30,				Change Between
	2004		2003		2004 and 2003
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Service, rental & maintenance	$335,505	96.2%	$442,456	95.7%	$(106,951)	(24.2)%
Product sales	13,368	3.8	19,996	4.3	(6,628)	(33.1)
Selected operating expenses:
Cost of products sold	2,485	0.7	4,351	0.9	(1,866)	(42.9)
Service, rental & maintenance	112,880	32.4	145,382	31.4	(32,502)	(22.4)
Selling	25,687	7.4	35,703	7.7	(10,016)	(28.1)
General and administrative	87,523	25.1	132,505	28.7	(44,982)	(33.9)

Revenues

     Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased devices. Product sales consists largely of revenues associated with the sale of devices and charges for leased devices that are not returned. We do not differentiate between service and rental revenues. The table below sets forth units in service and service revenue, the changes in each between the nine months ended September 30, 2004 and 2003 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Service Revenue
							Change due	Change due
	2004	2003	Change	2004	2003	Change	to ARPU	to Units
One-way messaging	3,507	4,160	(653)	$271,808	$363,482	$(91,674)	$(21,919)	$(69,755)
Two-way messaging	265	308	(43)	63,697	78,974	(15,277)	(3,461)	(11,816)

Total	3,772	4,468	(696)	$335,505	$442,456	$(106,951)	$(25,380)	$(81,571)

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

Operating Expenses

     Payroll and Related Expenses. Payroll and related expenses are our largest expense, representing 36.7% and 38.0% of the total of cost of products sold, service, rental and maintenance, selling and general and administrative expenses for the nine months ended September 30, 2004 and 2003, respectively. The payroll and related expenses in each significant category of expense are included in the following table:

	For the Nine Months Ended September 30,				Change Between
	2004		2003		2004 and 2003
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Service, rental & maintenance	$18,848	5.4%	$23,006	5.0%	$(4,158)	(18.1)%
Selling	24,782	7.1	34,006	7.4	(9,224)	(27.1)
General and administrative	40,281	11.5	63,704	13.8	(23,423)	(36.8)

Total	$83,911	24.0%	$120,716	26.2%	$(36,805)	(30.5)%

     The decrease in the number of employees resulted in $36.8 million lower payroll and related expense for the nine months ended September 30, 2004 for largely the same reasons as discussed in the comparison of the three months ended September 30, 2004.

     Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Nine Months Ended September 30,				Change Between
	2004		2003		2004 and 2003
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Lease payments for transmitter locations	$60,444	17.3%	$78,424	17.0%	$(17,980)	(22.9)%
Telephone related expenses	20,376	5.8	28,485	6.2	(8,109)	(28.5)
Payroll and related expenses	18,848	5.4	23,006	5.0	(4,158)	(18.1)
Fees paid to other network providers	1,405	0.4	2,061	0.4	(656)	(31.8)
Operator dispatch fees	2,499	0.7	3,472	0.8	(973)	(28.0)
Other	9,308	2.7	9,934	2.0	(626)	(6.3)

Total	$112,880	32.3%	$145,382	31.4%	$(32,502)	(22.4)%

     As illustrated in the table above, service, rental and maintenance expenses decreased $32.5 million from the nine months ended September 30, 2003, however the percentage of these costs to revenues increased, primarily due to lease payments for transmitter locations and payroll and related expenses. Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations decreased $18.0 million largely due to the same reasons as discussed in the comparison of the three month period ended September 30, 2004. In addition, the restructuring charges recorded in the fourth quarter of 2003 and the first quarter of 2004 resulted in approximately $8.9 million lower lease expense in the current year period compared to the same period in 2003.

During the nine months ended September 30, 2004, we recorded a $3.0 million restructuring charge associated with a lease agreement for transmitter locations. Under the terms of this agreement, we are required to pay certain minimum amounts for a designated number of transmitter locations. During the three months ended March 31, 2004, we determined the designated number of transmitter locations was in excess of our current and anticipated needs and as a result we ceased use of these locations. The remaining obligations associated with these agreements will be paid over the next three quarters.

•	The decreases in telephone, fees paid to other providers and operator dispatch expenses are largely due to the same reasons as discussed in the comparison of the three month period ended September 30, 2004.

•	The change in payroll and related expenses was discussed above.

•	Other expenses consist largely of repairs and maintenance expenses. Repairs and maintenance expenses relate to two primary activities, device repairs and transmission sites. These expenses do not vary directly with units in service or revenue and therefore, the percentage of these expenses to revenue increased in the current year period.

     Selling. Selling expense consists primarily of payroll and related expense which was discussed above.

     General and Administrative. General and administrative expenses consist of the following significant items:

	For the Nine Months Ended September 30,				Change Between
	2004		2003		2004 and 2003
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Payroll and related expenses	$40,281	11.6%	$63,704	13.8%	$(23,423)	(36.8)%
Bad debt	1,949	0.6	7,550	1.6	(5,601)	(74.7)
Facility expenses	10,346	3.0	13,175	2.9	(2,829)	(21.5)
Telephone	4,925	1.4	8,024	1.7	(3,099)	(38.6)
Outside services	8,584	2.5	9,786	2.1	(1,202)	(12.3)
Taxes and permits	8,081	2.3	9,763	2.1	(1,682)	(17.2)
Other	13,357	3.8	20,503	4.5	(7,146)	(34.8)

Total	$87,523	25.2%	$132,505	28.7%	$(44,982)	(33.9)%

     As illustrated in the table above, general and administrative expenses decreased $45.0 million from the nine months ended September 30, 2003 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

•	The change in payroll and related expenses was discussed above.

•	The decrease in bad debt expense was due to lower levels of overall accounts receivable, which resulted from decreases in revenues and strong collections, and lower amounts of write-offs. We anticipate bad debt expense to remain flat or increase in the future since we do not anticipate similar decreases in future accounts receivable balances.

•	The $2.8 million decrease in facilities expense was due to the closure of various office facilities in conjunction with our efforts to reduce the number of physical locations at which we operate.

•	The decrease in telephone expense was due primarily to fewer calls to our call centers as a result of fewer units in service and the reduction of physical locations at which we operate.

•	Outside services expense consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in these expenses is due primarily to lower professional fees in the current year period.

•	Taxes and permits consists primarily of property, franchise and gross receipts taxes. The decrease for the nine months ended September 30, 2004 was due primarily to lower revenue, since certain of these charges are levied on revenue.

•	Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices, repairs and maintenance associated with computer hardware and software, insurance and bank fees associated with lockbox and other activities. The largest components of the reduction in other expense in 2004 related to insurance of $1.9 million and express mail of $1.4 million. The reduction related to insurance expense was due primarily to lower premiums in the current year. The reduction in express mail was due to fewer shipments of messaging devices as a result of lower numbers of units in service.

     Depreciation and Amortization. Depreciation and amortization expenses decreased to $79.7 million for the nine months ended September 30, 2004 from $91.9 million for the same period in 2003. This decrease was due primarily to certain assets becoming fully depreciated during 2003 for which no depreciation expense was recorded in the nine months ended September 30, 2004, partially offset by the write down of $2.9 million related to prepayments made to a device manufacturer that ceased operations.

     Stock Based and Other Compensation. Stock based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. Stock based and other compensation was $8.5 million for the nine months ended September 30, 2004, compared to $9.2 million in the same period of 2003. The decrease in this expense was due primarily to higher compensation expense associated with the options granted to our board of directors since these options became fully vested on May 29, 2004.

     Interest Income (Expense). Interest expense, net decreased to $5.0 million for the nine months ended September 30, 2004 from $14.0 million for the same period in 2003. This decrease was due to lower average outstanding debt balances in the nine months ended September 30, 2004 compared to the same period in 2003. During the quarter ended June 30, 2004, we completed the redemption of our 12% notes. In conjunction with our merger with Metrocall we expect to incur up to $140 million of indebtedness to finance the cash election contemplated in the merger.

     Income Tax Expense. For the nine months ended September 30, 2004, we recognized $9.9 million of deferred income tax expense based on an effective tax rate of approximately 40%. The expense for the nine months ended September 30, 2003 of $12.3 million was recorded at an effective tax rate of approximately 41%. We anticipate recognition of income tax expense to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities. See “Factors Affecting Future Operating Results - Deductions for tax purposes from future activities and from retained tax attributes may be insufficient to offset future federal taxable income and/or significant changes in the ownership of our common stock may increase income tax payments” and “Application of Critical Accounting Policies — Income Taxes” for further discussion.

Liquidity and Capital Resources

Overview

     Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the $45.3 million of cash on hand at September 30, 2004, will be adequate to meet our anticipated cash requirements for the foreseeable future.

     In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

Sources of Funds

     Our principal sources of cash are net cash provided by operating activities plus cash on hand.

     On October 11, 2004, Arch and Metrocall entered into a commitment letter with UBS Loan Finance LLC and UBS Securities LLC that provides for a senior secured term loan facility of up to $140.0 million for Arch Wireless Operating Company, Inc. and Metrocall, Inc., the operating subsidiaries of Arch and Metrocall. The facility will have a term of two years from the closing date and will amortize in eight equal quarterly installments with interest equal to (i) an interest margin of 150 basis points, plus the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1% and the prime commercial lending rate of UBS AG, as established from time to time, or (ii) an interest margin of 250 basis points, plus the rate equal to the London Interbank Offered Rate for corresponding deposits of U.S. dollars.

     The facility will be guaranteed on a joint and several basis by USA Mobility, Inc., the corporate entity formed to serve as the new publicly-traded parent company of Arch and Metrocall following consummation of the merger, and substantially all of its subsidiaries. The facility will be secured by pledges of the equity interests of Arch, Metrocall and substantially all of their respective subsidiaries and liens on most of their respective assets and will contain covenants that are customary for a facility of this type, including a minimum interest coverage ratio, maximum leverage ratio and maximum capital expenditure levels. While Arch expects to close the facility with UBS, there can be no assurance that negotiations on the facility will result in definitive agreements or that the facility, as negotiated, will be on the terms and conditions described herein or otherwise acceptable to it.

Cash Flows

     Our net cash flows from operating, investing and financing activities for the periods indicated in the table below are as follows (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by operating activities	$87.3	$146.8
Net cash used in investing activities	$(13.5)	$(15.1)
Net cash used in financing activities	$(63.1)	$(110.0)

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

	Nine Months Ended
	September 30,
	2004	2003	Change
Cash received from customers	$347,623	$471,380	$(123,757)
Cash paid for -
Payroll and related expenses	94,411	128,595	(34,184)
Lease payments for tower locations	67,983	77,447	(9,464)
Telephone expenses	26,494	39,386	(12,892)
Interest expense	6,709	6,177	532
Other operating expenses	64,719	72,956	(8,237)

     Net cash provided by operating activities for the nine months ended September 30, 2004 decreased $59.5 million from the same period in 2003 due primarily to the following:

•	Cash received from customers declined $123.8 million in 2004 compared to the same period in 2003. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue declines of $113.6 million, as discussed earlier, and a lower change in accounts receivable, $5.1 million in 2004 compared to $16.0 million in 2003. The change in accounts receivable was due to lower billings resulting from fewer units in service, lower revenue and more timely payments from our customers. This improvement was illustrated by the decrease in our days billings outstanding from 38 days at September 30, 2003 to 35 days at September 30, 2004.

•	Cash payments for payroll and related expenses decreased $34.2 million due primarily to lower payroll expenses of $36.8 million, as discussed above, and lower severance payments of $1.7 million partially offset by reductions in accrued bonus and other payroll amounts.

•	Lease payments for tower locations decreased $9.5 million. This decrease was due primarily to savings associated with network rationalization discussed above, offset by rent payments being applied to the previously established restructuring charge. As discussed earlier, the remaining balance of the restructuring charge will be paid over the next three quarters.

•	Cash used for telephone related expenditures decreased $12.9 million for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The increase in interest payments for the nine months ended September 30, 2004 was due to the interest rate on debt paid in the prior year period being 2% below that of the current year period. Additionally, debt payments in the current year period included a 6% premium required by the note indentures to prepay the notes. Lower average debt balances in the 2004 period partially offset these higher rate-related payments.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The decrease in these payments was primarily related to lower outside services of $2.0 million, office expense of $2.1 million, insurance of $1.9 million and taxes and permits of $1.7 million.

     Net Cash Used for Investing Activities. Net cash used for investing activities decreased $1.6 million due primarily to the timing of capital expenditures. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of wireless messaging devices, system and transmission equipment and information systems.

     Capital expenditures for the third quarter of 2004 were $7.1 million compared to $2.4 million for the second quarter of 2004. We anticipate capital expenditures to decrease during the fourth quarter and that total capital expenditures for 2004 will be approximately $20 to $22 million. These expenditures will be used primarily for messaging devices. However, the actual amount of capital we require will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of new gross placements, technological developments, competitive conditions and the nature and timing of our strategy to consolidate our networks. We have funded and plan to fund our 2004 capital expenditures from net cash provided by operating activities.

     Net Cash Used for Financing Activities. Net cash used for financing activities for the nine months ended September 30, 2004 consisted of repayments of our long-term debt and the purchase of treasury shares. On May 28, 2004, we made the final redemption of our 12% notes. Excess cash will be accumulated in anticipation of our proposed merger with Metrocall. As discussed earlier, a component of the Metrocall purchase price is a cash election for up to 2,000,000 Metrocall shares at $75 per share, or $150 million. It is currently anticipated that the cash election and any closing costs will be funded by Arch’s and Metrocall’s cumulative available cash on hand and the issuance by the new holding company of up to $140 million of long-term debt.

Borrowings

     On May 28, 2004, we completed the final redemption of our 12% notes. As a result of that redemption, we had no borrowings outstanding as of September 30, 2004.

Commitments

     Contractual Obligations. Our contractual payment obligations under our operating leases for office and transmitter locations as of September 30, 2004 are indicated in the table below. For purposes of this table, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: (1) fixed or minimum quantities to be purchased; (2)

fixed, minimum or variable pricing provisions; and (3) the approximate timing of transactions. These obligations primarily relate to devices and certain telephone expenses. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

	Payments Due by Period
	(in thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating lease obligations	$105,400	$53,133	$48,912	$2,724	$631
Purchase obligations	10,456	10,456	—	—	—
Other long-term liabilities	8,006	—	7,044	—	962

Total	$123,862	$63,589	$55,956	$2,724	$1,593

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

     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards, known as SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At September 30, 2004 we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

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

     Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $2.0 million and $5.0 million at September 30, 2004 and December 31, 2003, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

     The allowance for service credits and related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $1.4 million and $3.6 million at September 30, 2004 and December 31, 2003, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

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

     Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements, known as SAB 101, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At September 30, 2004, we had approximately $387,000 of deferred revenue and $120,000 of deferred expense that will be recognized in future periods, principally over the next three fiscal quarters.

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

     We had approximately 3.0 million leased units in service as of September 30, 2004 which are subject to customer return primarily for cancellation of service or exchanges for different devices. We process several hundred thousand such returns on a quarterly basis and most devices returned require either cosmetic or significant refurbishment. Due to the high volume of devices processed, specific identification of repairs to specific pieces of equipment is not practical. Significant refurbishment costs consist of both internal costs, primarily payroll and related expenses, parts consumed in the repair process and third party subcontracted repair services. The capitalization rate was determined based on an internal product flow and cost analysis of our in-house repair facility. The capitalization of these expenses results in lower operating expenses, but higher capital expenditures in each period. For the nine months ended September 30, 2004 and 2003, $206,000 and $255,000, respectively, were capitalized. If the capitalization rate were different from the rate currently used, service, rental and maintenance expense and capital expenditures would be affected in equal but opposite amounts and depreciation expense would differ on a prospective basis.

     Asset Retirement Obligations

     We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, known as SFAS No. 143, in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term; therefore, a future obligation exists. We have recognized cumulative asset retirement obligation assets of $4.7 million through September 30, 2004. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation and amortization expense for the nine months ended September 30, 2004 includes $444,000 related to depreciation of these assets. The asset retirement obligation assets, and their corresponding liabilities, recorded to date relate to either our current plans to consolidate our networks or to the removal of assets at an estimated future terminal date.

     At September 30, 2004 and December 31, 2003, accrued expenses included $464,000 and $1.0 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. Since this is a short-term liability, the present value of the estimated retirement obligations is not materially different from the gross liability.

     At September 30, 2004 and December 31, 2003, other long-term liabilities included $962,000 and $815,000, respectively, related primarily to an estimate of assets to be removed at an estimated terminal date and was recorded at its present value assuming a 24% credit adjusted risk free rate, which was derived based upon the yield of our 12% notes at the time we adopted SFAS No. 143. The undiscounted future obligation of approximately $5.6 million is being accreted to operating expense over a ten-year period using the interest method. This estimate is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.

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

     We established a valuation allowance against our net deferred tax assets upon emergence from bankruptcy since, based on information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2003, we determined, based on operating income for the two years then ended, repayment of our notes well ahead of schedule and anticipated operating income and cash flows for future periods that it was more likely than not that certain deferred tax assets would be realized in the future. Accordingly, we determined that it was appropriate to release the valuation allowance recorded against those deferred tax assets. Our results for the nine months ended September 30, 2004 and anticipated future results remain consistent with our previous assessment, therefore we continue to believe no valuation allowance against our deferred tax assets is required.

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

     We believe that we are more likely than not to recover our net deferred tax assets of $213.6 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of September 30, 2004, we would require approximately $531 million in cumulative future operating income to be generated at various times over approximately the next twenty years to realize our net deferred tax assets. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.

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

     In order to continue to generate net cash provided by operating activities, given the anticipated decreases in revenues described above, reductions in operating expenses have been, and will continue to be, necessary. In particular, lease payments on transmitter locations and telephone expenses are the most significant costs associated with the operation of our messaging networks, accounting for 37.6% of our cost of products sold, service, rental and maintenance, selling and general and administrative expenses thus far in 2004. Reductions in these expenses are dependent on our ability to successfully consolidate the number of messaging networks we operate, ultimately resulting in fewer locations on which we are required to pay monthly lease and telephone interconnection costs. Our ability to consolidate networks is dependent on a number of factors. One key factor is network loading, which does not necessarily decrease in proportion to our units in service and revenue. Network loading is dependent on a number of conditions including the amount of traffic emanating from the Internet, which generally has increased message lengths, and the mix of alphanumeric users who in turn consume significantly more network capacity than numeric users. Further, due to the nature of the underlying contractual agreements for our transmitter locations, there can be no assurance that the consolidation of the transmitter locations will result in immediate, proportionate savings in lease payments. Additionally, our efforts to consolidate the number of transmitter locations could lead to further unit cancellations as some subscribers may experience a reduction in, or possible disruptions of, service.

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

     We believe that since our emergence from chapter 11 we have undergone a cumulative change in ownership of approximately 17.0%, as of September 30, 2004. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative change in ownership may be more or less than 17.0% and, in any event, will increase by reason of any subsequent transactions in our stock by stockholders who own 5% or more of our stock.

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

     Consummation of the proposed merger is subject to shareholder and various regulatory approvals. The special meetings of shareholders for Arch and Metrocall are scheduled for November 8, 2004. The proposed merger is subject to review by the Federal Communications Commission, also referred to as the “FCC,” and by the Antitrust Division of the Department of Justice, also referred to as the “DOJ.” The Communications Act of 1934, as amended, and the FCC’s rules require that the FCC consent to the merger before we complete it. We have applied to receive the necessary consents, but the FCC may not grant our applications, or it may impose adverse conditions on its consent. Similarly, the merger is subject to pre-merger notification and challenge on antitrust grounds by the DOJ. Based upon its review, the DOJ could oppose the merger or it could condition its not opposing the merger on divestitures of certain assets or lines of business of the combined company. Arch and Metrocall filed the required pre-merger notification on April 5, 2004. On May 5, 2004, the DOJ submitted to each of Arch and Metrocall a Request for Additional Information and Documentary Material, also referred to as a “second request,” thereby extending the pre-merger statutory waiting period until thirty days after Arch and Metrocall “substantially comply” with the DOJ’s request, unless the waiting period is terminated earlier or extended with the consent of Arch and Metrocall. Metrocall filed its responses to this second request with the DOJ on July 26, 2004 and Arch filed its responses on August 3, 2004. The DOJ advised Arch and Metrocall on September 9, 2004, that the DOJ’s review of the companies’ filings and additional information and documentary material will not be completed until early October 2004. The DOJ subsequently advised Arch and Metrocall that its review was continuing and would not be completed until sometime during October 2004. Arch and Metrocall are continuing to work cooperatively with the DOJ as it reviews the merger.

     The process of obtaining DOJ or FCC consent could result in material delays. Third parties, including our customers and competitors, could oppose our applications and ask the FCC to deny approval of the merger. Although the statutory period for third parties to oppose our applications before the FCC has expired without any such oppositions being filed, the FCC has not yet completed its review of our applications. If third parties now oppose the merger, although outside the statutory period, additional delays could result. If there is any material delay in obtaining any governmental approval, there could be a delay in completing the merger. If completion of the merger is delayed, USA Mobility’s ability to achieve anticipated cost-savings and synergies would be also delayed and the ultimate value of shares of USA Mobility common stock could be materially adversely affected. Moreover, the value of USA Mobility could be materially diminished if the FCC or the DOJ imposes adverse conditions, such as divestiture requirements, on their consent.

     Additionally, the merger agreement provides that neither Arch nor Metrocall is required to accept or agree to the divestiture of any of their businesses or assets as a condition to receiving any approval or waiver from any governmental authority or the imposition of any conditions by, or payment of, any material amounts to any governmental authority or third party in order to obtain any necessary consents or approvals. In the event that any such divestitures, conditions or payments are required to complete the merger, each of Arch or Metrocall could abandon the proposed merger instead of agreeing to take such actions, which could impair the value of our securities. Any significant delays in effecting the merger could also impair the value of our securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     None.

Item 4. Controls and Procedures

     Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosure and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in a number of lawsuits which we do not believe will have a material adverse effect on our financial condition, results of operations or cash flows.

     Arch has been named as a defendant, along with Metrocall, Metrocall’s board of directors and USA Mobility, Inc., in two lawsuits filed in the Court of the Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004, respectively. Each action is brought by a Metrocall shareholder on his own behalf and purportedly on behalf of all public shareholders of Metrocall’s common stock, excluding the defendants and their affiliates. Each complaint alleges, among other things, that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger between Arch and Metrocall and that Arch and USA Mobility, Inc. aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. The plaintiff seeks compensatory relief as well as an injunction to prevent consummation of the merger. Arch and the other defendants believe the allegations made in the complaint are without merit. However, given the uncertainties and expense of litigation, Arch and the other defendants have entered into a memorandum of understanding with the plaintiffs to settle these actions. The proposed settlement, which must be approved by the court following the merger, requires Arch and Metrocall to issue a supplement to the joint proxy/prospectus (which was filed on October 22, 2004, and sent to shareholders thereafter), to provide financial results for the quarter ended September 30, 2004, in advance of the shareholder meeting scheduled for November 8, 2004, and to not oppose the plaintiffs’ request for attorneys’ fees, not to exceed $275,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ARCH WIRELESS, INC.
Dated: October 28, 2004	By:	/s/ J. Roy Pottle
J. Roy Pottle
Executive Vice President and Chief Financial Officer (principal financial and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc., dated as of March 29, 2004. (1)

2.2	Amendment No. 1, dated as of October 5, 2004, to the Agreement and Plan of Merger, dated as of March 29, 2004, by and among the USA Mobility, Inc. (formerly Wizards-Patriots Holdings, Inc.), Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc., and Arch Wireless, Inc. (2)

31.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 28, 2004

31.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 28, 2004

32.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 28, 2004

32.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 28, 2004

*	Filed herewith

(1)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated March 29, 2004 and filed March 31, 2004.

(2)	Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. filed on October 12, 2004.